Form 10-Q
period 1996-09-30
HALTER MARINE GROUP INC
filed 1996-10-30
CIK 1017646

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   33-6967

                         HALTER MARINE GROUP, INC.
          (Exact name of registrant as specified in its charter)

Incorporated Under the Laws                       75-2656828
 of the State of Delaware                      (I.R.S. Employer
                                              Identification No.)

  13085 Seaway Road
    Gulfport, MS                                     39503
  (Address of Principal                           (Zip Code)
   Executive Offices)

  Registrant's Telephone Number,
      Including Area Code                       (601)  896-0029



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

                                        Yes  X      No

                                18,450,000
(Number of shares of common stock outstanding as of October 29, 1996)
                                 Part I

Item 1 - Financial Statements

                        Halter Marine Group, Inc.
                       Consolidated Balance Sheet
                               (unaudited)
                              (in millions)

                                         September 30   March 31
                                              1996        1996
Assets

Current Assets
  Cash . . . . . . . . . . . . . . . . . .  $  0.7        $  0.7
  Contract receivables . . . . . . . . . .    20.5           8.3
  Costs and estimated earnings in excess
    of billings on uncompleted contracts .    83.1          67.9
  Inventories. . . . . . . . . . . . . . .     8.7           6.0
  Deferred tax benefit . . . . . . . . . .     3.9           2.9
  Other current assets . . . . . . . . . .     1.0           0.4
     Total current assets                    117.9          86.2

Property, plant and equipment, net . . . .    55.9          54.9
Other assets . . . . . . . . . . . . . . .     0.3           0.3
                                            $174.1        $141.4


Liabilities and Stockholder's Net Investment

Current Liabilities
  Accounts payable and accrued liabilities  $  5.3        $  3.8
  Due to an affiliate. . . . . . . . . . .    28.5          17.5
  Income taxes payable to an affiliate . .    21.6          15.8
  Billings in excess of cost and estimated
    earnings on uncompleted contracts. . .    19.8          12.6
      Total current liabilities               75.2          49.7

Long-term note due to an affiliate . . . .    25.0          25.0
Stockholder's net investment . . . . . . .    73.9          66.7
                                            $174.1        $141.4



See accompanying notes to consolidated financial statements.





                         Halter Marine Group, Inc.
                       Consolidated Income Statement
                                (unaudited)
                    (in millions except per share data)

                                               Six Months
                                          Ended September 30
                                             1996     1995

Contract revenue earned. . . . . . . . . .  $180.4   $125.9
Cost of revenue earned . . . . . . . . . .   156.3    106.8
   Gross profit. . . . . . . . . . . . . .    24.1     19.1

Selling, general and administrative
 expenses. . . . . . . . . . . . . . . . .    10.4      7.3

   Operating income. . . . . . . . . . . .    13.7     11.8

Interest expense, net. . . . . . . . . . .     1.7      1.7

Income before income taxes . . . . . . . .    12.0     10.1

Provision (benefit) for income taxes:
  Current. . . . . . . . . . . . . . . . .     5.8      7.7
  Deferred . . . . . . . . . . . . . . . .    (1.0)    (3.7)
                                               4.8      4.0

Net income . . . . . . . . . . . . . . . .     7.2      6.1

Stockholder's net investment:
  Beginning of period. . . . . . . . . . .    66.7     54.3
  End of period. . . . . . . . . . . . . .  $ 73.9   $ 60.4

Pro forma net income per share . . . . . .  $ 0.40   $ 0.34

Pro forma weighted average number of
  shares outstanding . . . . . . . . . . .    18.0     18.0



See accompanying notes to consolidated financial statements.

                    Halter Marine Group, Inc.
                   Consolidated Income Statement
                            (unaudited)
                (in millions except per share data)

                                             Three Months
                                          Ended September 30
                                             1996     1995

Contract revenue earned. . . . . . . . . .  $ 94.5   $ 53.9
Cost of revenue earned . . . . . . . . . .    81.7     46.0
   Gross profit. . . . . . . . . . . . . .    12.8      7.9

Selling, general and administrative
 expenses. . . . . . . . . . . . . . . . .     5.6      3.2

   Operating income. . . . . . . . . . . .     7.2      4.7

Interest expense, net. . . . . . . . . . .     0.8      0.7

Income before income taxes . . . . . . . .     6.4      4.0

Provision (benefit) for income taxes:
  Current. . . . . . . . . . . . . . . . .     5.1      3.0
  Deferred . . . . . . . . . . . . . . . .    (2.6)    (1.4)
                                               2.5      1.6

Net income . . . . . . . . . . . . . . . .     3.9      2.4

Stockholder's net investment:
  Beginning of period. . . . . . . . . . .    70.0     58.0
  End of period. . . . . . . . . . . . . .  $ 73.9   $ 60.4

Pro forma net income per share . . . . . .  $ 0.22   $ 0.13

Pro forma weighted average number of
  shares outstanding . . . . . . . . . . .    18.0     18.0




See accompanying notes to consolidated financial statements.








                 Halter Marine Group, Inc.
           Consolidated Statement of Cash Flow s
                        (unaudited)
                       (in millions)

                                                Six Months
                                            Ended September 30
                                              1996      1995

Net cash provided (required) by
  operating activities . . . . . . . . . .   $(7.0)    $12.3

Cash flows from investing activities:
 Capital expenditures. . . . . . . . . . .    (4.6)     (1.6)
 Disposals of equipment. . . . . . . . . .     0.6        -
 Payment for purchase of acqusisitions . .      -       (4.6)
   Net cash required by investing
     activities. . . . . . . . . . . . . .    (4.0)     (6.2)

Cash flows from financing activities -
 net borrowings from (repayments to)
   parent. . . . . . . . . . . . . . . . .    11.0      (6.2)

Net increase (decrease) in cash. . . . . .      -       (0.1)
Cash at beginning of period. . . . . . . .     0.7       0.5
Cash at end of period. . . . . . . . . . .   $ 0.7     $ 0.4


See accompanying notes to consolidated financial statements.



The foregoing financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of September 30, 1996 and March 31, 1996 and the results of operations for the six and three month periods ended September 30, 1996 and 1995 and cash flows for the six month periods ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles, have been made.







                         Halter Marine Group, Inc.
                Notes to Consolidated Financial Statements


1.General Information

Halter Marine Group, Inc. ("Halter" or the "Registrant") is a Delaware corporation incorporated on June 24, 1996 as a wholly-owned subsidiary of Trinity Industries, Inc. ("Trinity"). On September 25, 1996, Halter commenced an initial public offering (the "Offering") of Halter Marine Group, Inc. common stock.
Three million shares of common stock, representing approximately 17 percent of the total outstanding shares of common stock of Halter, began trading on the American Stock Exchange. Prior to the Offering, Halter and Trinity consummated the Consolidation Transactions. These transactions include (i) the transfer to Halter of the stock of each subsidiary of Trinity that has assets and liabilities through which Trinity has historically conducted its businesses of construction, repair, and conversion of primarily ocean-going vessels for the governmental and commercial markets, (ii) the transfer to subsidiaries of Halter of certain assets and liabilities of Trinity related to the businesses of Halter, and (iii) the assumption by Halter of the indebtedness of Trinity associated with Halter's businesses (which totalled $25.0 million as of September 30, 1996).

2. Basis of Presentation

On the Consolidated Income Statements for the six and three month periods ended September 30, 1996 and 1995, pro forma net income per share is based on the weighted average number of shares outstanding as reflected in the Offering of Halter Marine Group, Inc. common stock. From the cover page, the number of shares of common stock outstanding as of October 29, 1996 includes the over-allotment amount of 450,000 shares. See Footnote No. 3, Subsequent Events

3. Subsequent Events

On October 1, 1996, Halter closed a new $105 million bank revolving line of credit to be used for general corporate purposes and working capital requirements ("Credit Facility"). The Credit Facility has a $50 million sublimit for letters of credit, is due October 1, 1999 and bears interest at variable rates based upon the London Interbank Offered Rate plus 0.625% to 1.25% per annum depending upon certain ratios. Halter borrowed $50 million under the Credit Facility to refinance debt of Trinity associated with the Registrant's business and assumed in connection with the Offering, as well as refinance Halter's long-term intercompany note to Trinity.

Also on October 1, 1996, Halter closed the previously announced sale of 3,000,000 shares (16.7%) of its common stock to the public at a price of $11 per share. The net proceeds of the Offering were used to repay a portion of the above described advances under the Credit Facility and to repay income tax liabilities of Halter owed to Trinity.

On October 29, 1996, the underwriters of the Offering exercised their over-allotment option in full for 450,000 shares of common stock. The net proceeds from the over-allotment exercise of approximately $4.6 million will be used for general corporate purposes.



Item 2. Managements Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition

The increase in contract receivables of $12.2 million from March
31, 1996 to September 30, 1996 was directly related to the increase in revenue for the period.

Costs and estimated earnings in excess of billings on uncompleted contracts increased $15.2 million from March 31, 1996 to September 30, 1996. This increase was primarily due to the increase in construction activity and the resulting increase in contract revenue.

Due to an affiliate increased $11.0 million in the current period as borrowings from Trinity were used to finance working capital requirements and to fund business expansion and capital expenditures.

The increase in billings in excess of cost and estimated earnings on uncompleted contracts of $7.2 million from March 31, 1996 to September 30, 1996 relates primarily to advance billings on new commercial contracts.

Income taxes payable to an affiliate increased by $5.8 million from March 31, 1996 to September 30, 1996 as a result of additional current taxes accrued on income for the six month period ended
September 30, 1996.


Results of Operations

                   Six Months Ended September 30, 1996 vs.
                     Six Months Ended September 30, 1995

Contract revenue earned increased 43.3% to $180.4 million in 1996 compared with $125.9 million in 1995. Revenues for the current period were favorably affected by an increase in government revenue ($36.4 million), yacht revenue ($5.7 million), and other commercial revenue ($12.6 million).

Gross profit margin declined to 13.4% during the six months ended September 30, 1996 vs. 15.2% for the corresponding period in 1995. This decrease resulted primarily from the substantial completion in 1995 of certain contracts for the construction of large vessels under which the Registrant achieved higher than anticipated profitability that was recognized in later stages of the contract.

Selling, general and administrative expenses increased to $10.4 million in the six months ended September 30, 1996 from $7.3 million for the same period in 1995. As a percent of contract revenue earned, these expenses amounted to 5.7% for the six months ended September 30, 1996 vs. 5.8% for the six months ended September 30, 1995. The nature of the dollar increase related substantially to the increased sales activity in the current fiscal year. Further, during the three months ended September 30, 1995, general and administrative expenses were credited with a $0.6 million reimbursement for research and development costs in conjunction with a contract with the U.S. Government.

                  Three Months Ended September 30, 1996 vs.
                    Three Months Ended September 30, 1995

Contract revenue earned increased 75.3% to $94.5 million in 1996 compared with $53.9 million in 1995. Revenues for the current period were favorably affected by an increase in government revenue ($31.3 million), yacht revenue ($5.7 million), and other commercial revenue ($4.6 million).

Gross profit margin declined to 13.5% during the three months ended September 30, 1996 vs. 14.7% for the corresponding period in 1995. This decrease resulted primarily from the substantial completion in 1995 of certain contracts for the construction of large vessels under which the Registrant achieved higher than anticipated profitability that was recognized in later stages of the contract.


Selling, general and administrative expenses increased to $5.6 million in the three months ended September 30, 1996 from $3.2 million for the same period in 1995. As a percent of contract revenue earned, expenses for both periods amounted to 5.9%. The nature of the dollar increase related substantially to the increased sales activity in the current fiscal year. Further, during the three months ended September 30, 1995, general and administrative expenses were credited with a $0.6 million reimbursement for research and development costs in conjunction with a contract with the U.S. Government.


                                  PART II

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit
     Number            Description
       27      Financial Data Schedule

     (b)  No Form 8-K was filed during the quarter.



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Halter Marine Group, Inc.
                                     (Registrant)


                    /S/ John Dane III
                    John Dane III, Chairman, President and CEO


                    /S/ Keith L Voigts
                    Keith L. Voigts, Vice President - Finance






October 30, 1996

                               Index to Exhibit


No.                                 Description                 Page
27                      Financial Data Schedule                  *