Form 10-Q
period 1996-12-31
HALTER MARINE GROUP INC
filed 1997-01-23
CIK 1017646

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

                                        Yes   X     No

                                18,450,000
(Number of shares of common stock outstanding as of December 31, 1996)








                                 Part I

Item 1 - Financial Statements

                        Halter Marine Group, Inc.
                       Consolidated Balance Sheet
                               (unaudited)
                              (in millions)
                                         December 31    March 31
                                             1996         1996
Assets

Current Assets
  Cash . . . . . . . . . . . . . . . . . .  $  5.8        $  0.7
  Contract receivables . . . . . . . . . .    27.3           8.3
  Costs and estimated earnings in excess
    of billings on uncompleted contracts .    73.7          67.9
  Inventories. . . . . . . . . . . . . . .    10.0           6.0
  Deferred tax benefit . . . . . . . . . .     3.2           2.9
  Other current assets . . . . . . . . . .     1.9           0.4
     Total current assets                    121.9          86.2

Property, plant and equipment, net . . . .    58.4          54.9
Other assets . . . . . . . . . . . . . . .     0.3           0.3
                                            $180.6        $141.4
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities  $ 19.2        $  3.8
  Due to affiliate . . . . . . . . . . . .     5.1          17.5
  Income taxes payable to affiliate. . . .     2.0          15.8
  Billings in excess of cost and estimated
    earnings on uncompleted contracts. . .    23.4          12.6
      Total current liabilities               49.7          49.7

Long-term debt . . . . . . . . . . . . . .    44.0            -
Long-term note due to affiliate. . . . . .      -           25.0
      Total liabilities                       93.7          74.7

Stockholders' equity:
 Common stock. . . . . . . . . . . . . . .     0.2            -
 Additional pain in capital. . . . . . . .    82.5            -
 Retained earnings . . . . . . . . . . . .     4.2            -
 Stockholder's net investment. . . . . . .      -           66.7
      Total equity                            86.9          66.7
                                            $180.6        $141.4

See accompanying notes to consolidated financial statements.







                         Halter Marine Group, Inc.
                       Consolidated Income Statement
                                (unaudited)
                    (in millions except per share data)

                                              Nine Months
                                           Ended December 31
                                             1996     1995

Contract revenues earned . . . . . . . . .  $292.9   $182.5

Operating costs:
  Cost of revenues earned. . . . . . . . .   256.2    152.6
  Selling, general and administrative
    expenses . . . . . . . . . . . . . . .    15.5     11.1
                                             271.7    163.7
Operating profit . . . . . . . . . . . . .    21.2     18.8

Interest expense, net. . . . . . . . . . .     2.4      2.6

Income before income taxes . . . . . . . .    18.8     16.2

Provision (benefit) for income taxes:
  Current. . . . . . . . . . . . . . . . .     7.8     12.4
  Deferred . . . . . . . . . . . . . . . .    (0.4)    (6.0)
                                               7.4      6.4

Net income . . . . . . . . . . . . . . . .  $ 11.4   $  9.8


Net income per share (pro forma prior
  to October 1, 1996). . . . . . . . . . .  $ 0.63   $ 0.55

Weighted average number of shares
  outstanding (pro forma prior to
  October 1, 1996). . . . . . . . . . . .    18.1     18.0




See accompanying notes to consolidated financial statements.







                  Halter Marine Group, Inc.
                Consolidated Income Statement
                        (unaudited)
              (in millions except per share data)

                                             Three Months
                                           Ended December 31
                                             1996     1995

Contract revenues earned . . . . . . . . .  $112.5   $ 56.6

Operating costs:
  Cost of revenues earned. . . . . . . . .   100.0     45.8
  Selling, general and administrative
    expenses . . . . . . . . . . . . . . .     5.0      3.8
                                             105.0     49.6
Operating profit . . . . . . . . . . . . .     7.5      7.0

Interest expense, net. . . . . . . . . . .     0.7      0.9

Income before income taxes . . . . . . . .     6.8      6.1

Provision (benefit) for income taxes:
  Current. . . . . . . . . . . . . . . . .     2.0      4.7
  Deferred . . . . . . . . . . . . . . . .     0.6     (2.3)
                                               2.6      2.4

Net income . . . . . . . . . . . . . . . .  $  4.2   $  3.7


Net income per share (pro forma prior
  to October 1, 1996). . . . . . . . . . .  $ 0.23   $ 0.20

Weighted average number of shares
  outstanding (pro forma prior to
  October 1, 1996). . . . . . . . . . . .    18.3     18.0





See accompanying notes to consolidated financial statements.







                      Halter Marine Group, Inc.
               Consolidated Statement of Cash Flow s
                            (unaudited)
                           (in millions)

                                                Nine Months
                                             Ended December 31
                                              1996      1995

Net cash provided (required) by
  operating activities . . . . . . . . . .   $(12.0)   $ 27.2

Cash flows from investing activities:
 Proceeds from sale of stock . . . . . . .     33.8        -
 Capital expenditures. . . . . . . . . . .    (10.1)     (3.0)
 Disposals of equipment. . . . . . . . . .      0.6        -
 Payment for purchase of acquisitions. . .       -       (4.6)
   Net cash provided (required) by
     investing activities. . . . . . . . .     24.3      (7.6)

Cash flows from financing activities:
 Net repayments to parent. . . . . . . . .    (51.2)    (19.6)
 Net borrowings under line of credit . . .     44.0        -
    Net cash required by financing
     activities. . . . . . . . . . . . . .     (7.2)    (19.6)
Net increase in cash . . . . . . . . . . .      5.1        -
Cash at beginning of period. . . . . . . .      0.7       0.5
Cash at end of period. . . . . . . . . . .   $  5.8    $  0.5


See accompanying notes to consolidated financial statements.



The foregoing financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of December 31, 1996 and March 31, 1996 and the results of operations for the nine and three month periods ended December 31, 1996 and 1995 and cash flows for the nine month periods ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles, have been made.





                         Halter Marine Group, Inc.
                Notes to Consolidated Financial Statements


General Information

Halter Marine Group, Inc. (the "Registrant") is a Delaware corporation incorporated on June 24, 1996 as a wholly-owned subsidiary of Trinity Industries, Inc. ("Trinity"). On September 25, 1996, the Registrant commenced an initial public offering (the "Offering") of Halter Marine Group, Inc. common stock.
Three million shares of common stock, representing approximately 17 percent of the total outstanding shares of common stock of the Registrant, are traded on the American Stock Exchange. Prior to the Offering, the Registrant and Trinity consummated certain Consolidation Transactions. These transactions, among other matters, include (i) the transfer to the Registrant of the stock of each subsidiary of Trinity that has assets and liabilities through which Trinity has historically conducted its businesses of construction, repair, and conversion of primarily ocean-going vessels for the governmental and commercial markets, (ii) the transfer to subsidiaries of the Registrant of certain assets and liabilities of Trinity related to the businesses of the Registrant, and (iii) the assumption by the Registrant of $25.0 million of indebtedness of Trinity associated with the Registrant's businesses.

On October 1, 1996, the Registrant completed the sale of 3,000,000 shares of its common stock in the Offering at a price of $11 per share. The net proceeds of the Offering were used to repay borrowings under the Credit Facility (see Long-term Debt in Notes to Consolidated Financial Statements) and to repay income tax liabilities of the Registrant owed to Trinity.

On October 29, 1996, the underwriters of the Offering exercised their over-allotment option for 450,000 shares of common stock.
The net proceeds from the over-allotment exercise of approximately $4.6 million were used for general corporate purposes.










A summary of the transactions described in the preceding paragraphs is presented in the following table:(in millions)



                                                                     Stock-               Total
                                                         Additional  holder's             Stock-
                                             Common      Paid in       net       Retained holders'
                                             Stock       Capital     Investment  Earnings Equity
	       Balance at March 31, 1996. . . . . .  $  -      $  -        $ 66.7       $  -      $ 66.7
        Net earnings prior to Offering . . .     -         -           7.2          -         7.2
        Debt assumed from parent . . . . . .     -         -         (25.0)         -       (25.0)
        Transfer stockholder's net
          investment to common stock and
          additional paid in capital . . . .    0.2       48.7       (48.9)         -          -
        Sale of common stock . . . . . . . .     -        33.8           -          -        33.8
        Net earnings subsequent to Offering.     -         -             -          4.2       4.2
        Balance December 31, 1996. . . . . .  $ 0.2      $82.5       $   -        $ 4.2    $ 86.9





Basis of Presentation

On the Consolidated Income Statements for periods prior to October 1, 1996, pro forma net income per share is based on 18 million shares outstanding. Subsequent to the Offering, the number of shares is based on the actual weighted average of shares outstanding.

Long-term Debt

On October 1, 1996, the Registrant entered into a $105 million bank revolving line of credit for general corporate purposes and working capital requirements ("Credit Facility"). The Credit Facility has a $50 million sublimit for letters of credit, is due October 1, 1999 and bears interest, depending upon certain ratios, at variable rates which are based upon the London Interbank Offered Rate plus 0.625% to 1.25% per annum. The Registrant borrowed $50 million under the Credit Facility to refinance certain debt of Trinity associated with the Registrant's business and assumed in connection with the Offering, as well as refinance the Registrant's long-term intercompany note to Trinity.











Item 2. Managements Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition

Contracts receivable increased to $27.3 million at December 31, 1996 from $8.3 million at March 31, 1996. This increase was directly related to the increase in revenues for the period.

Inventories increased by $4.0 million (67%) as a result of orders of materials to support the Registrant's growing revenues base.

Accounts payable and accrued liabilities increased by $16.6 million from March 31, 1996 to December 31, 1996 primarily as a result of the Registrant's growth from operations.

Due to affiliate decreased by $12.4 million and income taxes payable to affiliate decreased by $15.8 million as a result of payments made from proceeds of the Offering and the Credit
Facility.

Billings in excess of cost and estimated earnings on uncompleted contracts increased from $12.6 million at March 31, 1996 to $23.4 million at December 31, 1996 primarily from advance billings on new commercial contracts.

Long-term debt increased ($44.0 million) and long-term note due to affiliate decreased ($25.0 million) as a result of the Consolidation Transactions, the Offering and the closing of the Credit Facility.


Results of Operations

                   Nine Months Ended December 31, 1996 vs.
                     Nine Months Ended December 31, 1995

Contract revenues earned increased by $110.4 million or 60.5% in fiscal 1997 over fiscal 1996. This increase is primarily the result of the Registrant's successful response to increasing new shipbuilding construction opportunities. There is a broad increase in demand for the type of vessels built by the Registrant, including governmental and commercial vessels.

Operating profit as a percent of contract revenues earned decreased from 10.3% in fiscal 1996 to 7.2% for the same period in fiscal
1997. Fiscal 1996 was positively impacted by certain contracts which achieved higher than average margins.


Selling, general and administrative expenses increased by $4.4 million in fiscal 1997 as compared to fiscal 1996. As a percent of contract revenues earned, these expenses decreased to 5.3% for the nine months ended December 31, 1996 compared to 6.1% for the same period a year ago. The dollar increase resulted from increased activities related to the growth of the Registrant.


                   Three Months Ended December 31, 1996 vs.
                     Three Months Ended December 31, 1995

Contract revenues earned increased by $55.9 million or 98.8% in fiscal 1997 over fiscal 1996. This increase is primarily the result of the Registrant's successful response to increasing new shipbuilding construction opportunities. There is a broad increase in demand for the type of vessels built by the Registrant, including governmental and commercial vessels.

Operating profit as a percent of contract revenues earned decreased from 12.4% in fiscal 1996 to 6.7% for the same period in fiscal
1997. The fiscal 1996 period was positively impacted by certain contracts which achieved higher than average margins.

Selling, general and administrative expenses increased by $1.2 million in fiscal 1997 as compared to fiscal 1996. As a percent of contract revenues earned, these expenses decreased to 4.4% for the three months ended December 31, 1996 compared to 6.7% for the same period a year ago. The dollar increase resulted primarily from the growth of the Company.



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



                         Halter Marine Group, Inc.
                                (Registrant)


                         /S/ Keith L. Voigts
                         Keith L. Voigts,
                         Vice President - Finance







January 23, 1997










                           Index to Exhibit


No.                                 Description                 Page
27                      Financial Data Schedule                  *