Form 10-K
period 1997-03-31
HALTER MARINE GROUP INC
filed 1997-06-17
CIK 1017646

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 33-6967

                           HALTER MARINE GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 75-2656828
   (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


                                                          39503
    13085 SEAWAY ROAD, GULFPORT,                       (ZIP CODE)
             MISSISSIPPI
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      Registrant's telephone number, including area code: (601) 896-0029

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                  ON WHICH REGISTERED
-------------------                                -----------------------
Common Stock, $.01 par value                       American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of May 1, 1997 was approximately $332,100,000, based on the closing price per share as reported by the American Stock Exchange.

  Common Shares outstanding as of May 1, 1997: 18,450,000.

  Portions of the Proxy Statement with respect to the 1997 annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEMS 1 AND 2: BUSINESS

FORWARD LOOKING STATEMENTS

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Disclosure Regarding Forward Looking Statements" for a discussion of forward looking statements contained in this report.

GENERAL

  Halter Marine Group, Inc. is a Delaware corporation incorporated on June 24, 1996 to serve as the parent of a new consolidated group that formerly conducted the business of construction, repair and conversion of primarily ocean-going vessels for the governmental and commercial markets for Trinity Industries, Inc. ("Trinity"). On September 26, 1996, Halter Marine Group, Inc. and subsidiaries (collectively, the "Company") completed an initial public offering of 16.7% of its stock (18.7% after the underwriters exercised their overallotment option). On March 31, 1997, Trinity distributed all of the remaining stock of the Company to its stockholders.

  The Company is the seventh largest shipbuilder in the United States and the largest U.S. builder of small to medium sized (from 50 to 400 feet) ocean-going ships. The Company specializes in the construction, repair and manufacturing of a wide variety of vessels for government, energy, commercial and other markets. Its principal products include offshore support vessels, offshore double hull tank barges, offshore tugs, harbor tugs, towboats, oil spill recovery vessels, oceanographic research and survey ships, high speed patrol boats, ferries and luxurious megayachts. The Company has built more than 2,000 of these vessels in the past 40 years. At March 31, 1997, the Company had eleven shipyards (including one that currently is idle), all of which are strategically located along the Gulf Coast from Louisiana to Florida.

  On April 4, 1997, the Company acquired a 51% interest in and obtained an option to acquire the remaining 49% of Texas Drydock, Inc. (TDI), a leading marine repair and manufacturing company for mobile offshore drilling units. On May 16, 1997, the Company acquired the remaining 49% interest in TDI.

INDUSTRY OVERVIEW

  The U.S. shipbuilding industry has two distinct markets: (i) contracts with domestic and foreign governments, principally the U.S. Navy, and (ii) contracts with domestic and international commercial customers.

  Private U.S. shipbuilders generally fall into two categories: (i) the six largest shipbuilders capable of building large scale vessels for the U.S. Navy and (ii) other shipyards that build small to medium sized vessels for governmental and commercial markets. Each of the six largest shipbuilders builds substantially larger vessels than the Company. Included in the second category are a number of shipbuilders, including the Company, that are capable of building vessels up to 400 feet. This category also includes several hundred companies engaged in shipbuilding and repair activities in the United States, all of which management believes are smaller than the Company, having one or two shipyards and specializing in the construction or repair of one or a small number of types of vessels.

  In general, during the 1990's the U.S. shipbuilding industry has been characterized by a substantial excess capacity because of the significant decline in U.S. Navy shipbuilding spending and the difficulties experienced by U.S. shipbuilders in competing successfully for international commercial projects against foreign shipyards, many of which are heavily subsidized by their governments. As a result of these factors, many shipyards closed or were reduced in size. Competition among the remaining U.S. shipbuilders for domestic commercial projects is intense.

BUSINESS STRATEGY

  The Company's strategy has been to maintain its position as one of the most cost-efficient shipyards in the United States, making it a low cost provider of a wide variety of products to diversified markets. In recent years the Company has included within its strategic objectives, a focus on increasing its product offerings and facilities through internal expansion and asset acquisitions or business combinations. The Company intends to consider, in the future, business opportunities that it believes promote this business strategy.

PRODUCTS AND MARKETS

  The Company specializes in the construction, repair, and conversion of a wide variety of vessels for government, energy, commercial and other markets.

 A. Government

  The Company builds specialized vessels for the U.S. Navy, foreign nations, and state and local governments. Its broad range of products for government customers include oceanographic research and survey ships, high speed patrol boats, tugs, landing craft, and passenger/vehicle ferries for local and ocean operations.

  Fiscal 1997 revenue from the Company's government customers was $216 million, representing approximately 53% of total revenue. Revenue from contracts with the U.S. Navy accounted for approximately 37.4% of revenue during fiscal 1997. The continuation of any U.S. Navy shipbuilding program is dependent upon the continuing availability of Congressional appropriations of that program. With the end of the Cold War and the pressure of domestic budget constraints, overall U.S. Navy spending for new vessel construction has declined significantly since 1991.

  The Company's construction backlog of vessels for government customers was $251 million, or 53% of total backlog, at March 31, 1997.

 B. Energy

  The Company's products sold to customers servicing the energy industry include offshore supply vessels and large anchor handling tug/supply vessels (collectively OSV's), tug boats and double hull ocean going fuel barges, and the construction, conversion and repair of drilling rigs.

  Included in revenue for fiscal year 1997 was $86 million, or 21% of total revenue, related to construction of marine products for customers in the energy industry.

  At March 31, 1997, the Company had $156 million, or 33% of its total backlog, from customers in the energy industry.

 C. Commercial

  Principal products constructed for commercial customers include harbor and ocean going tugs, tow boats, non-energy related deckbarges and hopper barges. Revenue from products constructed for these customers during fiscal 1997 were $81 million, representing 20% of total revenue.

  Under the terms of a separation agreement with Trinity, the Company is prohibited from building barges that compete with those built by Trinity, except with the approval of Trinity. Such barges include inland hopper and tank barges. The four year non-competition period begins on the date the Company ceases to build such barges. As of this date, the Company is continuing to build barges with the approval of Trinity. Revenue from contracts for inland hopper barges and inland tank barges was approximately $20 million, or 5% of total revenue in fiscal 1997.

  The Company's commercial backlog at March 31, 1997 was $49 million, or 10% of total backlog.

 D. Other

  The Company's other products and services include the repair and conversion of vessels, the construction of luxurious megayachts that the Company sells under the name "Trinity Yachts" and associated marine products such as mud tanks. Revenue from other products were approximately $24 million during fiscal 1997, representing 6% of total contract revenue. The Company's backlog of other products was approximately $22 million at March 31, 1997.

OPERATIONS

  The Company conducts its shipbuilding and repair and conversion operations at ten active shipyards. The Company also owns a shipyard in Panama City, Florida that was closed when it was acquired. The Panama City yard is not currently operational but may be reopened, if justified by customer demand.

  The Company's shipyards employ advanced manufacturing techniques, including modular construction methods, advanced welding techniques, panel line fabrication, computerized plasma arc metal cutting and automated sandblasting and painting. The Company's multiple shipyards, and large engineering team provide the Company significant flexibility and efficiency in manufacturing a wide variety of vessels. The Company believes that these factors, together with its skilled and experienced work force, make the Company one of the most versatile and cost-efficient shipbuilders in the United States.

  The Company's shipyards are well maintained facilities. The Company spent $14.5 million on capital improvements for its existing facilities during fiscal 1997, and has budgeted over $20 million for capital improvements (excluding acquisitions) during fiscal 1998. Approximately $10 million of the budgeted expenditures are being spent at the Company's Pascagoula facility in order to accommodate the construction of mobile offshore drilling units, as well as vessels, at the facility.

ENGINEERING

  The Company maintains a large marine engineering department, consisting of approximately 150 employees, 30 of whom are engineers or naval architects. The Company's engineering department has been instrumental in helping the Company maintain its reputation as an innovative shipyard. On occasion, the Company subcontracts to other engineering firms some of its engineering requirements.

MATERIALS AND SUPPLIES

  The principal materials used by the Company in its shipbuilding, conversion and repair businesses are standard steel shapes, steel plate and paint. Other materials used in large quantities include aluminum, steel pipe, electrical cable and fittings. The Company also purchases component parts such as propulsion systems, boilers, generators and other equipment. All these materials and parts are currently available in adequate supply from domestic and foreign sources. The Company's Equitable and Gulfport shipyards are located on rail lines and typically obtain materials and supplies by rail, truck or barge. The remainder of the Company's shipyards ordinarily obtain materials and supplies by truck. The Company seeks to obtain favorable pricing and payment terms for its purchases by coordinating purchases among all of its shipyards and buying in large quantities. The Company has not engaged, and does not presently intend to engage, in hedging transactions with respect to its purchase requirements for materials. Management believes that the Company will continue to be able to obtain steel at relatively favorable prices.

SALES AND MARKETING

  The Company's marketing efforts are geographically centralized at the Company's headquarters in Gulfport, Mississippi, although some salesmen live in other states. The Company's Gulfport Sales and Marketing

Department consists of a commercial section, which employs six persons, and an international marketing section, which employs four persons. The Company also has arrangements with certain sales agents in various foreign countries that assist the Company with its international marketing efforts. The Company's Government Projects Department includes 11 persons who engage in marketing and sales activities.

COMPETITION

  The Company competes for domestic commercial shipbuilding contracts principally with approximately 10 to 15 U.S. shipbuilders. The number and identity of competitors on particular projects vary greatly, depending on the type of vessel and size of project. The Company competes for foreign commercial shipbuilding contracts principally with numerous shipyards in several countries, many of whom are heavily subsidized by their governments. Competition for both U.S. and foreign commercial contracts is intense.

CONTRACT STRUCTURE AND PRICING

  The Company's contracts for vessels generally are obtained through a competitive bid process.

  Most of the contracts entered into by the Company, whether commercial or governmental, are fixed-price contracts under which the Company retains all cost savings on completed contracts but is also liable for the full amount of all cost overruns. A limited number of the Company's contracts with the U.S. Navy are fixed-price incentive contracts, which provide for sharing between the government and the Company of cost savings and cost overruns based primarily on a specified formula that compares the contract target cost with actual cost. In addition, such fixed-price incentive contracts generally provide for payment of escalation of costs based on published indices relating to the shipbuilding industry. Although all cost savings are shared under fixed-price incentive contracts, costs overruns in excess of a specified amount must be borne entirely by the Company. Under government regulations, certain costs, including certain financing costs, portions of research and development costs and certain marketing expenses, are not allowable costs under fixed-price incentive contracts. The Company's only current U.S. Navy fixed-price incentive contracts relate to three oceanographic survey and research ships. Two of these vessels have been delivered to and accepted by the U.S. Navy and the remaining vessel is scheduled for delivery during the first quarter of fiscal 1998.

  Contracts with the U.S. Navy are subject to termination by the government either for its convenience or upon default by the Company. If the termination is for the government's convenience, the contracts provide for payment upon termination for items delivered to and accepted by the government, payment of the Company's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit.

INSURANCE

  The Company maintains insurance against property damage caused by fire, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's premises or properties. The Company also maintains general liability and product liability insurance in amounts it deems appropriate for its business.

  Some of the Company's contracts require a performance bond. The Company has arranged a facility with a group of insurance companies to provide these bonds when required.

EMPLOYEES

  As of March 31, 1997, the Company had 2,720 employees of which 633 were salaried and 2,087 were employed on a hourly basis. None of the Company's employees is represented by any collective bargaining unit.

REGULATION

 Environmental Regulation

  The Company is subject to extensive and changing Environmental Laws, including laws and regulations that relate to air and water quality, impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance with these Environmental Laws. Additionally, these laws require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species and impose substantial liabilities for pollution related to Company operations or properties. The Company's operations are potentially affected by the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA (also known as the "Superfund" law) imposes liability (without regard to fault) on certain categories of persons for particular costs related to releases of hazardous substances at a facility into the environment which causes natural resource damages. Because industrial operations have been conducted at some of the Company's properties by the Company and previous owners and operators for many years, various materials from these operations might have been disposed of at such properties. This could result in obligations under Environmental Laws, such as requirements to remediate environmental impacts. In addition, the Company performs a tank cleaning and gas-freeing operation at its Gretna facility that involves removal of residual fumes from vapor spaces in barges. There are risks associated with the operation, including possible explosion and emission of hazardous substances to the environment. The Company has taken actions deemed by it to be appropriate to minimize these risks.

  The federal Resource Conservation and Recovery Act ("RCRA") and similar state laws regulate the generation, treatment, storage, disposal, and other handling of solid wastes, with the most stringent regulations applying to solid wastes that are considered hazardous wastes. RCRA also may impose stringent requirements on the closure, and the post-closure care, of facilities where hazardous waste was treated, disposed of or stored. The Company generates solid waste, including hazardous and non-hazardous waste, in connection with its routine operations. Management believes that the Company's wastes are handled properly under RCRA.

  Amendments to the federal Clean Air Act in 1990 resulted in numerous changes which the Environmental Protection Agency and similar state agencies fully implemented by regulations. The Company does not expect these Clean Air Act amendments to result in material expenses at its properties, but the amount of increased expenses, if any, resulting from such amendments is not presently determinable.

 Health and Safety Matters

  The Company's facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. The Company believes that appropriate precautions are taken to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities.

 Jones Act

  The Jones Act requires that all vessels transporting products between U.S. ports must be constructed in U.S. shipyards, owned and crewed by U.S. citizens and registered under U.S. law, thereby eliminating competition from foreign shipbuilders with respect to vessels to be constructed for the U.S. coastwise trade. Many customers elect to have vessels constructed at U.S. shipyards, even if such vessels are intended for international use, in order to maintain flexibility to use such vessels in the U.S. coastwise trade in the future. Last year a legislative bill seeking to substantially modify the provisions of the Jones Act mandating the use of ships constructed in the United States for U.S. coastwise trade was introduced in Congress, however it did not pass. Similar bills seeking to rescind or substantially modify the Jones Act and eliminate or adversely affect the competitive advantages it affords to U.S. shipbuilders have been introduced in Congress from time to time and are expected to be introduced in the future. Any recission or material modification of the Jones Act could adversely affect the Company's future prospects because many foreign shipyards with which the Company competes are heavily subsidized by their governments.

 OPA '90

  Demand for double hull carriers has been created by OPA '90, which generally requires U.S. and foreign vessels carrying fuel and certain other hazardous cargos and entering U.S. ports to have double hulls by 2015.

OPA '90 established a phase-out schedule that began January 1, 1995 for all existing single hull vessels based on the vessel's age and gross tonnage. The Company estimates that OPA '90 will require 66 barges engaged in domestic trade to be retrofitted or replaced by 2005 and another 22 such barges to be retrofitted or replaced by 2010.

 Title XI Loan Guarantee Amendments and OECD

  In late 1993, Congress amended the loan guarantee program under Title XI of the Merchant Marine Act of 1936 ("MARAD"), to permit MARAD to guarantee loan obligations of foreign vessel owners who construct new vessels in the United States. As a result of these amendments, MARAD was authorized to guarantee loan obligations of foreign owners for foreign-flagged vessels that are built in U.S. shipyards on terms generally more advantageous than available under guarantee or subsidy programs of foreign countries. Under the OECD Accord, which was negotiated in December 1994, among the United States, the European Union, Finland, Japan, Korea, Norway and Sweden (which collectively control over 75% of the market share for worldwide vessel construction), the Title XI guarantee program will be required to be amended, once the OECD Accord is ratified by the United States, to eliminate the competitive advantages provided by the 1993 amendments to Title XI. In December 1995, a subcommittee of the Ways and Means Committee of the U.S. House of Representatives passed a bill providing for the implementation of the OECD Accord and elimination of the competitive advantages provided by the 1993 amendments to Title XI. To date, such bill has not been approved by either the U.S. House of Representatives or the U.S. Senate. If the OECD Accord is ratified by the U.S. and Japan (the only remaining parties to the OECD Accord that have not yet ratified the OECD Accord), the OECD Accord would virtually eliminate all direct and indirect governmental shipbuilding subsidies by the party nations. Despite the fact that the OECD Accord will require the elimination of the competitive advantages provided to U.S. shipbuilders by the 1993 amendments to Title XI, management believes that the OECD Accord should significantly improve the ability of U.S. shipbuilders to compete successfully for international commercial contracts with foreign shipbuilders, many of which currently are heavily subsidized by their governments. Some of the governmental subsidies to foreign shipbuilders currently range as high as 25% of the vessel construction cost.

PROPERTIES

 Equitable New Orleans Shipyard and Trinity Yachts Shipyard

  The Equitable shipyard is located on the Industrial Canal in New Orleans, Louisiana. The yard has the capacity to build vessels up to the following dimensions: 350 foot length; 90 foot beam; 25 foot water depth; and 110 foot height. The shipyard has over 225,000 square feet of under-cover production facilities which include a fabrication shop, a yacht fabricating building, mold loft, pipe shop, carpentry shop, electrical shop and a machine shop. The facility has two crawler cranes, one barge mounted crane and 12 track mounted overhead cranes. The shipyard is served by direct rail access. The Company occupies the shipyard under a lease that expires on December 31, 2016. Generally, either party may terminate the lease upon one year's advance notice. The Company's Trinity Yachts shipyard is a segregated portion of the Equitable New Orleans shipyard.

 Gretna Machine & Iron Works Shipyard

  The Gretna shipyard is located in Harvey, Louisiana. The yard has the capacity to build vessels up to the following dimensions: 600 foot length; 95 foot beam; 5.5 foot water depth; and 70 foot height. The shipyard contains over 15,500 square feet of under-cover production facilities which include a fabrication shop, mold loft, carpentry shop and electrical shop. The facility has two graving docks, one with a length of 700 feet and the other with a length of 300 feet, and has three crawler cranes, two track mounted gantry cranes and two tower cranes. The Company occupies the shipyard pursuant to two leases, which are renewable by the Company until 2026.

 Halter Moss Point Shipyard

  The Halter Moss Point shipyard is located in Moss Point, Mississippi. The yard has the capacity to build vessels up to the following dimensions: 400 foot length; 85 foot beam; 18 foot water depth; and 85 foot height.

The facility consists of approximately 58 acres of property with 61,500 square feet of shops, offices and warehouses and 60,165 square feet of outside concrete construction platforms. The facility has six crawler cranes and six track mounted gantry cranes.

 Lockport Shipyard

  The Lockport shipyard is located in Lockport, Louisiana. The yard has the capacity to build vessels up to the following dimensions: 310 foot length; 80 foot beam; 10 foot water depth; and 68 foot height. The facility contains over 35,000 square feet of under-cover production facilities which include a fabrication shop, mold loft, pipe shop, carpentry shop, electrical shop and a machine shop and has 46,000 square feet of outside concrete construction platforms and a 16,000 square foot warehouse. The yard has four crawler cranes and six track mounted gantry cranes.

 Moss Point Marine Shipyard

  The Moss Point Marine shipyard is located in Escatawpa, Mississippi. The yard has the capacity to build vessels up to the following dimensions: 420 foot length; 85 foot beam; 14 foot water depth; and 44 foot height. The yard contains over 35,000 square feet of under-cover production facilities which include a fabrication shop, mold loft, carpentry shop, electrical shop and warehouse, and has 40,000 square feet of outside construction platforms. The yard has four crawler cranes and nine track mounted gantry cranes.

 Gulfport Shipyard

  The Gulfport shipyard is located in Gulfport, Mississippi. The yard has the capacity to build vessels up to the following dimensions: 360 foot length; 80 foot beam; 12 foot water depth; and 90 foot height. The facility consists of 113 acres on Bernard Bayou Industrial Park and includes an environmentally controlled 38,000 square foot sandblasting and painting facility and 400,000 square feet of under-cover production facilities. The yard has 116,500 square feet of outside concrete erection ways, two crawler cranes, 15 track mounted overhead cranes, two track mounted gantry cranes and two tower cranes. The shipyard is served by direct rail access.

 Panama City Shipyard

  The Panama City shipyard is located in Panama City, Florida. The yard contains over 35,000 square feet of under-cover production facilities which include a fabrication shop, mold loft, carpentry shop, electrical shop and warehouse. The yard has the capacity to build vessels up to the following dimensions: 420 foot length; 75 foot beam; 14 foot water depth; and 44 foot height. The facility has not been operational since its acquisition by the Company in 1992.

 Gulf Coast Fabrication Shipyard

  The Gulf Coast Fabrication shipyard is located in Pearlington, Mississippi. The facility contains over 15,000 square feet of under-cover production facilities which include a shear, mechanical press, electrical shop and warehouse. The facility has a 460 foot graving dock. The yard has the capacity to build vessels up to the following dimensions: 460 foot length; 140 foot beam; 12 foot water depth; and unlimited height. The yard has two crawler cranes, two track mounted gantry cranes and one tower crane.

 Gulf Repair Shipyard

  The Gulf Repair shipyard is located on the Industrial Canal across from the Company's Equitable New Orleans shipyard. The facility contains 72,000 square feet of under-cover production facilities which include a fabrication shop, pipe shop, carpentry shop, electrical shop and a machine shop. The facility has a 586 foot dry dock with 20,000 ton capacity, a 200 foot dry dock with 3,750 ton capacity, a 285 foot drydock with 3,700 ton capacity, a 162 foot drydock with 1,500 ton capacity, and a 240 foot drydock with 5,000 ton capacity. The yard has the capacity to build vessels up to the following dimensions: 325 foot length; 120 foot beam; 21 foot water depth; and 137 foot height. The yard has one crawler crane, seven track mounted gantry cranes and two barge mounted cranes. The Company occupies the shipyard pursuant to a lease that expires on December 31, 2016.

 Pascagoula Shipyard

  The Pascagoula shipyard was acquired by the Company in 1995 and is located in Pascagoula, Mississippi. The yard consists of approximately 88 acres of property and has the capacity to build vessels up to the following dimensions:
800 foot length; 115 foot beam; 20 foot water depth; and unlimited height. The yard has over 42,000 square feet of under-cover production facilities which include a fabrication shop, paint shop, maintenance shop, and warehouse. The yard has a 900 foot slip for wet dock work and a 300 ton shore mounted crane. The yard has three crawler cranes and two track mounted gantry cranes. A major expansion is underway at the Pascagoula yard, which will significantly increase its production capacity.
 Corporate Headquarters

  The Company's corporate headquarters are located at the same site as the Company's Gulfport shipyard. The headquarters occupy approximately 39,660 square feet of such site. The Company's engineering headquarters are located one-half mile from the corporate headquarters and contains approximately 33,600 square feet of offices and a separate secure office for classified work.

ITEM 3: LEGAL PROCEEDINGS

  The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

 Executive Officers of the Company

  The executive officers of the company are as follows:

                 NAME                 AGE                POSITION
                 ----                 ---                --------
 John Dane III.......................  46 Chairman, President and Chief
                                          Executive Officer since September,
                                          1996. President of the Company since
                                          1987. Employed 1987.
 Rick S. Rees........................  44 Director since September, 1996.
                                          Executive Vice President since April,
                                          1997. President, Maritime Holdings,
                                          Inc. from September, 1996 to April,
                                          1997. President Maritime Capital
                                          Corporation, 1989 to 1996. Employed
                                          1997.
 Vincent R. Almerico.................  56 Senior Vice President, Overseas
                                          Operations since April, 1997. Senior
                                          Vice President since 1992. Employed
                                          1987.
 Wayne J. Bourgeois..................  42 Senior Vice President, Operations
                                          since August, 1996. Vice President
                                          from 1994 to August, 1996. Employed
                                          1977.

                 NAME                 AGE                POSITION
                 ----                 ---                --------
 Richard T. McCreary.................  41 Senior Vice President, Administration
                                          since April, 1997. From April 1995 to
                                          1997, President Gulf Division,
                                          Maritrans Operating Partners. From
                                          1990 to 1995 Vice President
                                          Operations, Canal Barge Company, Inc.
                                          Employed 1997.
 Sidney C. Mizell....................  54 Senior Vice President, Sales and
                                          Marketing since August, 1996. Vice
                                          President, Sales and Marketing, 1988-
                                          1996. Employed 1988.
 Anil Raj............................  46 Senior Vice President, Government
                                          Projects since August, 1996. Vice
                                          President, Government Projects from
                                          1994 to 1996. Employed 1987.
 Harvey B. Walpert...................  64 Senior Vice President, Corporate
                                          Affairs since August, 1996. Senior
                                          Vice President, Administration from
                                          1992-1996. Employed 1978.
 Keith L. Voigts.....................  53 Senior Vice President, Finance since
                                          April, 1997. Vice President, Finance
                                          1995-1996. Chief Financial Officer,
                                          Healthcare Communications, Inc. 1994-
                                          1995. From 1991 to 1994 owner of KLV
                                          Group, an accounting, consulting and
                                          investments firm. Employed 1995.
 J. J. French, Jr....................  66 Secretary since 1996. President of
                                          Joe French & Associates, a
                                          Professional Corporation, attorneys,
                                          since 1993. For at least five years
                                          prior thereto, employed by Locke
                                          Purnell Rain Harrell, a Professional
                                          Corporation, attorneys.

There are no family relationships between the officers of the Company. The Company's officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The approximate number of holders of the Company's common stock as of a recent date is incorporated herein by reference from "Voting Securities and Stockholders" in the definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders. The following table sets forth the high and low closing sales price of the Company's common stock as reported on the American Stock Exchange Composite Tape. The first day of trading for the Company's stock was September 26, 1996.

Fiscal Year 1997

               QUARTER                        HIGH                        LOW
               -------                       ------                      ------
               Second                        $12.25                      $11.75
               Third                          15.00                       11.50
               Fourth                         18.00                       13.50

  The Company has paid no dividends.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The selected consolidated balance sheet data as of March 31, 1997, 1996 and 1995 and consolidated income statement data for the fiscal years ended March 31, 1997, 1996, 1995 and 1994 have been derived from the audited consolidated financial statements of the Company and the selected consolidated balance sheet data as of March 31, 1994 and 1993 and consolidated income statement data for the fiscal year ended March 31, 1993 have been derived from unaudited financial information of the Company but in the opinion of management includes all adjustments necessary for a fair presentation of the financial information. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this report.

                                            YEAR ENDED MARCH 31,
                                  --------------------------------------------
                                    1997     1996     1995     1994     1993
                                  --------  -------  -------  -------  -------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Contract revenue earned.......... $406,797  254,294  250,586  275,310  304,385
Cost of revenue earned...........  355,209  214,559  207,398  228,833  259,819
                                  --------  -------  -------  -------  -------
Gross profit.....................   51,588   39,735   43,188   46,477   45,566
Selling, general and
 administrative expenses.........   21,361   15,911   13,471   12,874   12,363
                                  --------  -------  -------  -------  -------
Operating income.................   30,227   23,824   29,717   33,603   32,203
Interest expense.................    3,232    3,268    3,844    1,902    1,937
Other, net.......................       (8)     (11)      (5)     (33)     (24)
                                  --------  -------  -------  -------  -------
Income before income taxes.......   27,003   20,567   25,878   31,734   30,290
Provision for income taxes.......   10,887    8,102   10,170   12,227   10,704
                                  --------  -------  -------  -------  -------
Net income....................... $ 16,116   12,465   15,708   19,507   19,586
                                  ========  =======  =======  =======  =======
Net income per share (pro forma
 for 1996) (1)................... $   0.88     0.70
NET CASH PROVIDED (REQUIRED) BY:
Operating activities............. $ 12,488   23,742   14,803  (28,175)  51,841
Investing activities............. $(14,491) (15,687) (10,443)  (3,440)  (8,546)
Financing activities............. $  8,410   (7,907)  (4,057)  31,300  (43,292)
OTHER DATA:
EBITDA (2)....................... $ 38,134   30,579   35,136   38,266   36,762
Depreciation and amortization.... $  7,899    6,744    5,414    4,630    4,535
Capital expenditures (3)......... $ 14,491    5,568    6,337    3,529    5,064
                                                 MARCH 31,
                                  --------------------------------------------
                                    1997     1996     1995     1994     1993
                                  --------  -------  -------  -------  -------
                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.................. $ 85,534   36,601   40,855   31,296    8,972
Total assets..................... $209,411  141,374  124,271  120,784   94,056
Long-term debt (4)............... $ 52,000   25,000   25,000   25,000   25,000
Total equity..................... $ 93,301   66,743   54,278   38,570   19,063
BACKLOG DATA..................... $478,803  431,292  244,229  256,965  293,770

--------
(1) Shares outstanding for 1996 have been assumed to be 18,000,000 (the total number of shares issued to Trinity and the public as a result of the initial public offering, exclusive of the underwriters' overallotment option of 450,000 shares) for purposes of calculating pro forma net income per share.
(2) EBITDA (earnings before interest, taxes, depreciation and amortization expense) is presented here not as a measure of operating results, but rather as a measure of the Company's operating performance and ability to service debt. EBITDA should not be construed as an alternative to operating income (determined in accordance with GAAP) as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity. EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.
(3) Excludes payments for business acquisitions.
(4) Prior to March 31, 1997, long-term debt represented intercompany notes due to Trinity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company is the seventh largest shipbuilder, and the largest builder of small to medium sized ocean-going ships and barges and inland tow boats, in the United States. The Company, which has built more than 2,000 vessels in the past 40 years, specializes in the construction, repair and conversion of a wide variety of vessels for the government, energy, commercial and other markets. The Company's principal products include offshore support vessels, offshore double hull tank barges, large offshore tug boats and oil spill recovery vessels for commercial use and oceanographic survey and research ships, high speed patrols boats and ferries for government use. At March 31, 1997, the Company had eleven shipyards (including one that currently is idle), which are strategically located along the Gulf Coast from Louisiana to Florida. On April 4, 1997, the Company acquired a 51% interest in Texas Drydock, Inc. ("TDI") and on May 16, 1997 acquired the remaining 49% interest. TDI is a leading marine repair and manufacturing company for mobile offshore drilling and workover units.

  As of March 31, 1997, the Company had firm contracts with an aggregate remaining value of approximately $479 million (excluding unexercised options held by customers), covering a total of 174 vessels (including 105 inland hopper barges). Of this contract value, approximately $251 million was attributable to contracts to build ships for the Company's government customers, including the U.S. Navy, foreign governments and state and local governments. The Company anticipates that approximately $416 million of the aggregate remaining value of the firm contracts as of March 31, 1997 will be filled during fiscal 1998.

  The shipbuilding industry is a highly competitive industry. In general, during the 1990's, the U.S. shipbuilding industry has been characterized by substantial excess capacity, resulting in substantial pressure on pricing and profit margins.

  Revenue derived from the construction of U.S. Navy vessels accounted for approximately 37.4%, 47.3% and 38.8% of the Company's revenue in fiscal 1997, 1996 and 1995, respectively. There can be no assurance that the Company will be successful in obtaining new U.S. Navy contracts, all of which are competitively bid. The U.S. Navy has options for vessels with a total potential contract value of $118 million. There is no assurance that the U.S. Navy will exercise any or all of its options. Overall U.S. Navy spending for new vessel construction has declined significantly since 1991. Although the Company believes that the small to medium sized U.S. Navy vessels for which it competes are less likely to be cut back and, in some cases, do not require specific Congressional appropriations, the Company generally expects revenue and gross profit attributable to its current and any future U.S. Navy contracts to decline over the next several years. Such decreases, if not offset by increased revenue and profit from contracts with other customers, could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

  All of the Company's commercial contracts and a substantial majority of its government contracts to build ships are currently performed on a fixed-price basis. The Company attempts to cover anticipated increased costs of labor and materials through an estimation of such costs, which is reflected in the original contract price. Despite these attempts, however, the revenue, costs and gross profit realized on a fixed-price contract may vary from the estimated amounts because of changes in job conditions and in labor and plant productivity over the contract term or other unanticipated changes. As a result, the Company may experience reduced profitability or losses on projects; however, historically cost overruns on fixed price contracts have not been a significant problem for the Company.

  The Company uses the percentage of completion method to account for its contracts in process. Under this method, revenues from construction contracts are measured by the percentage of labor hours incurred as compared to estimated total labor hours for each contract. The timing of recognition of revenues and expenses for financial reporting purposes may differ materially from the timing of actual cash flows from contract payments received and expenses paid. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

  The Company believes it is well positioned to take advantage of the expected upturn in the market for new offshore support vessels. The Company expects that substantial orders for new offshore support vessels may be made in the next several years due to the demand for larger vessels to support deep water oil and gas exploration and production activities, as well as the substantial worldwide fleet attrition over the past ten years and the aging of the remaining fleet. The Company currently has fourteen offshore support vessels under contract, of which twelve contracts have been entered into since July 1, 1996. The Company also has outstanding options for eight additional vessels, and is bidding on a number of potential orders for such vessels. The timing of the expected upturn in the offshore support market will depend principally upon conditions in the offshore oil and gas industry, particularly an increase in drilling activity and dayrates for offshore support vessels, which in turn depend upon oil and gas prices and demand. No assurances can be given regarding the timing or magnitude of an upturn in the market for offshore support vessels.

  The Company also expects to capitalize on the anticipated increase in offshore tank barge construction and conversion resulting from OPA '90 and the aging of the worldwide fleet. The Company currently has three offshore double hull tank barges under construction. In addition, the Company is bidding on a number of other barge construction projects.

  Pursuant to the provisions of a separation agreement with Trinity, the Company will be prohibited, for four years plus an additional period under certain circumstances after the separation from Trinity, from engaging in Trinity businesses, which include the construction of inland hopper barges and inland tank barges. Under special arrangements with Trinity, the Company has built a limited number of such vessels. Revenue related to this business were $19.9 million, $26.2 million and $13.3 million for fiscal years 1997, 1996 and 1995, respectively. The Company's gross profit (loss) from such activities was $2.2 million, $3.1 million and ($0.9) million for fiscal years 1997, 1996 and 1995, respectively. The Company's management does not believe that the restrictions imposed pursuant to the Separation Agreement will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

  Shipyards in certain portions of southern Louisiana, including the Company's Lockport yard, are experiencing severe shortages of skilled shipyard labor. This labor shortage has resulted in increased costs of labor at this shipyard and may in the future limit the Company's ability to expand operations at such shipyard. The areas in which the Company's other shipyards are located are not currently experiencing any such labor shortages, although no assurances can be given regarding whether shortages will be experienced at other shipyards in the future.

  The principal materials used by the Company in its shipbuilding, conversion and repair businesses are standard steel shapes, steel plate and paint. Other materials used in large quantities include aluminum, steel pipe, electrical cable and fittings. The Company has not engaged, and does not presently intend to engage, in hedging transactions with respect to its purchase requirements for materials.

  The Company's selling, general and administrative costs have increased after the separation from Trinity because of new and additional costs the Company has incurred as a result of becoming a stand-alone enterprise and because of its significant revenue growth. However, as a result of increased revenue, these expenses were 5.3% of revenue as compared to 6.3% of revenue in fiscal 1996.

  All statements (other than statements of historical fact) contained in the Company's Annual Report, including the President's Letter to Stockholders, and in this Form 10-K, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's financial position and liquidity, results of operations, prospects for U.S. Navy contracts, ability to take advantage of new vessel construction and conversion opportunities, labor supply and costs, selling, general and administrative costs and other matters, are forward looking statements. Forward-looking statements in this document generally are accompanied by words such as "anticipate," "believe," "estimate" or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward looking statements include risks such as lack of independent operating history, dependence on U.S. Navy contracts, potential conflicts of interest with Trinity after the Separation, intense competition and contractual, labor, regulatory and other risks in the shipbuilding industry and risks relating to the market for offshore support vessels and offshore double hull tank barges. All forward looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

RESULTS OF OPERATIONS

  The following table sets forth certain statement of income information as a percentage of the Company's revenue for the periods indicated:

                                                YEAR ENDED MARCH 31,
                                    --------------------------------------------
                                         1997           1996           1995
                                    -------------- -------------- --------------
                                    AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                    ------ ------- ------ ------- ------ -------
                                               (DOLLARS IN MILLIONS)
Contract revenue earned:
  Government (1)................... $215.8  53.1%  $135.7  53.4%  $150.1  59.9%
  Energy (2).......................   86.0  21.1     54.4  21.4     53.1  21.2
  Other commercial (3).............   81.4  20.0     49.4  19.4     16.2   6.4
  Other (4)........................   23.5   5.8     14.8   5.8     31.3  12.5

--------
(1) Consists of revenue from the Company's government customers, including the U.S. Navy, state and local governments and foreign governments.
(2) Consists of revenue from the construction or conversion of vessels for customers in energy related businesses. Vessels include offshore support vessels, offshore double-hull barges and tank barges.
(3) Consists of revenue from the Company's commercial customers and include vessels such as tugboats, hopper barges, inland tow boats and other vessels.
(4) Consists of revenue from customers for the construction of yachts, vessel repairs and assorted marine products.

 Fiscal 1997 Compared with Fiscal 1996

  Contract revenue increased 60.0% to $406.8 million in the fiscal year ended March 31, 1997 compared with $254.3 million in the fiscal year ended March 31, 1996. An increase in revenue from all customer groups was experienced. Specifically, government revenue increased by $80.1 million or 59.0%; energy revenue increased by $31.6 million or 58.1%; commercial revenue increased by $32.0 million or 64.8%; and other revenue increased by $8.7 million or 58.8%. Major new government contracts included a large ferry for a state government and a US Navy oceanographic research vessel. The increase in energy revenue was principally a result of increased construction of offshore support vessels. The increase in other commercial revenue occurred in part from the construction of five casino barges. The increase in other revenue was a result of a $9.2 million increase in revenue from yacht construction as well as increased repair and conversion business.

  The gross profit margin decreased to 12.7% in fiscal 1997 compared to 15.6% in fiscal 1996. This decrease is attributable, in part, to the favorable margin received on a major contract in fiscal 1996. The Company did not replace that contract with a similarly performing contract in 1997. Further, fiscal 1997 gross profit was favorably impacted by a reduction in the workers compensation reserve. This benefit was substantially offset by specific writedowns in work in process inventory. In addition, in fiscal 1997, contracts with energy customers had lower than normal margins reflecting the Company's efforts to regain entry into a previously dormant market. It is expected that the lower than normal margins earned on some offshore support vessels will continue into fiscal 1998.

  Selling, general and administrative expenses increased to $21.4 million in fiscal 1997, an increase of $5.5 million over fiscal 1996. These expenses amounted to 5.3% of revenue in fiscal 1997 compared to 6.3% of revenue in fiscal 1996. The increase in dollar costs can be attributed to the general overall growth of the Company and the new and additional costs the Company incurred as a result of becoming a stand alone enterprise. Specifically, salaries and employee benefit costs increased by $2.6 million, primarily as a result of increased personnel, and research and development costs increased by $1.2 million resulting from lower billings to the U.S. Government for such costs as compared to fiscal 1996.

  The Company's construction backlog increased 11% to $478.8 million at March 31, 1997 compared to $431.3 million at March 31, 1996. Energy related backlog increased by $108.6 million and other backlog increased by $9.0 million. The increase in energy backlog is attributable to new contracts to build offshore support vessels. The increase in other backlog was attributable to new contracts to build megayachts. The above increases were offset by a decrease in government related backlog of $59 million and commercial related backlog of $11.2 million. The decrease in government backlog was primarily due to revenue recognition during fiscal 1997 on a U.S. Navy contract to build two barracks barges and the State of Alaska contract to build a 383 foot ferry. The decrease in commercial backlog is due primarily to completion of large coal barge in fiscal 1997.

 Fiscal 1996 Compared with Fiscal 1995

  Contract revenue earned increased 1.5% to $254.3 million in the fiscal year ended March 31, 1996 compared with $250.6 million in the fiscal year ended March 31, 1995. Commercial revenue increased by $33.2 million. The increase was primarily due to the inclusion of results of the Gulf Coast Fabrication shipyard for a full year in fiscal 1996 compared to five months in fiscal 1995 and new contracts for tug boats. Energy related revenue increased by $1.4 million due primarily to increased tank barge production. These increases were offset by decreases in other revenue ($16.5 million) and governmental revenue ($14.4 million). These decreases were attributable to the completion of casino vessel contracts and patrol vessel contracts for the Philippine government.

  Gross profit margin declined in fiscal 1996 to 15.6% of contract revenue earned compared to 17.2% in fiscal 1995. The decrease in the gross profit margin principally resulted from (i) the substantial completion in fiscal 1995 of certain contracts for the construction of large U.S. Navy vessels under which the Company achieved higher than anticipated profitability that was recognized in later stages of the contracts, (ii) wage increases at the Lockport shipyard and (iii) reduced margins resulting from the re-entry of certain Company shipyards into the general commercial market following the completion of casino vessel construction contracts.

  Selling, general and administrative expenses increased 18.1% to $15.9 million during fiscal 1996 from $13.5 million in fiscal 1995. Such increase resulted principally from the addition of new employees, normal salary increases for existing employees and increased selling efforts relating to foreign shipbuilding contracts.

  Interest expense decreased 15.0% to $3.3 million during fiscal 1996 from $3.8 million during fiscal 1995 due to lower levels of intercompany borrowings. Historically, Trinity charged the Company interest on outstanding intercompany balances at market rates based on Trinity's borrowing costs.

  Taxes decreased approximately 20.3% to $8.1 million in fiscal 1996 from $10.2 million in fiscal 1995. See Note 10 of Notes to Consolidated Financial Statements.

  Total backlog increased 76.6% to $431.1 million at March 31, 1996 compared to $244.2 million at March 31, 1995. Government backlog increased by $137.4 million, commercial backlog increased by $36.1 million, other backlog increased by $13.0 million and energy related backlog increased minimally by $0.6 million.

  The increase in governmental backlog was attributable to contracts awarded in fiscal 1996 for the construction of a 383 foot ferry for the State of Alaska, the construction of two barracks barges for the U.S. Navy, and the construction of a large ocean surveillance vessel for the U.S. Navy. The increase in commercial backlog was primarily due to new contracts awarded the Company to build tugs, hopper barges and other barges. The increase in other backlog was attributable to new contracts awarded to build megayachts.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal needs for capital are the funding of ongoing shipbuilding operations, capital expenditures and acquisitions. The Company's principal sources of liquidity during fiscal 1997 were cash provided by operating activities, borrowings from a revolving line of credit and a sale of stock to the public. Cash flows during 1997 from these sources were $12 million from operating activities, $52 million from financial institutional borrowings, and $35 million from an initial public offering. These sources were used primarily to pay taxes and intercompany loans of $79 million in the aggregate to Trinity.

  In September 1996, the Company entered into a long term financial arrangement with a group of banks ("Credit Facility") which provides a $135 million revolving line of credit for general corporate purposes and working capital. All amounts outstanding under the Credit Facility will become payable on September 30, 1999. Of the total amount available, $10 million is set aside for use as a letter of credit in conjunction with the Company's captive insurance subsidiary with all other letters of credit issued being limited to $50 million. The interest rate is 0.625% to 1.25% over the London Interbank Offering Rate ("LIBOR"), or the base rate (as defined), depending on the Company's choice. The range of rates over LIBOR is set quarterly, depending on the ratio of the Company's borrowed debt to EBITDA (as defined). Under the loan agreement, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of .25% to .375% of the unused portion of the commitment. The loan agreement contains certain restrictive covenants, including minimum net worth requirements and the encumbering of assets. In addition, the Company, among other things, is required to maintain certain financial ratios, including an interest coverage ratio (as defined), a debt service coverage ratio (as defined) and a current ratio (as defined). At March 31, 1997, the Company was obligated to the group of banks for $52 million under the Credit Facility.

  Prior to the Separation from Trinity, a significant portion of the Company's existing contracts for the construction, repair or conversion of vessels required that the Company's performance be guaranteed by Trinity, by a surety company or other third party pursuant to a contract bid or performance bond, letter of credit or similar obligation. These guarantees, bonds, letters of credit and similar obligations will remain in effect until they expire and Trinity will remain liable for the obligations on the same basis as any other guarantor. The Company has indemnified Trinity against any liability under these obligations. For the protection of Trinity in the event Trinity is called upon to satisfy any such obligations, Trinity has been granted security interests in certain assets of the Company which relate to the Company's contracts from which such obligations arise and possesses the rights to complete performance of any such contract on behalf of the Company in the event of nonperformance by the Company. Such rights and remedies are similar to the rights possessed by surety companies that have issued performance bonds on behalf of the Company. The Company has arranged to obtain its own contract bid and performance bonds, letters of credit and similar obligations in connection with its business since September 26, 1996. The Company believes that amounts available under the Credit Facility and bonding commitment will be adequate to meet these obligations as they are required. As of March 31, 1997, the total of all of the Company's outstanding performance obligations was approximately $132.5 million.

  The Company made capital expenditures, including construction in process, of $14.5 million and $5.6 million in fiscal 1997 and 1996, respectively. The Company currently has budgeted over $20 million (excluding acquisitions) for planned capital projects at its current operating facilities for fiscal 1998, including $10 million for projects at its Pascagoula shipyard. When completed, the Pascagoula shipyard will be a state of the art manufacturing facility for offshore drilling rigs and vessels. The Company is currently exploring, with the assistance of the Mississippi Business Finance Corporation and the Jackson County Economic Development Board, the possibility of financing the proposed improvements at the Pascagoula facility through the issuance of industrial revenue bonds. It is possible that the Company may decide in fiscal 1998 to reopen its Panama City yard which is currently inactive. Such a decision to reopen this yard in fiscal 1998 would depend upon the market demand for the Company's products. Should such a decision be made, expenditures necessary to reopen the yard are estimated to be approximately $3 million and are not currently budgeted for fiscal 1998.

  On May 16, 1997, the Company completed its 100% acquisition of Texas Drydock, Inc. ("TDI") for a total price of $46.4 million. TDI is a leading marine repair and manufacturing company for mobile offshore drilling rigs and workover units. It operates six shipyards in southeast Texas. Of the total purchase price, $27.0 million has been financed by issuing promissory notes due January 5, 1998 to the former owners of TDI, and approximately $19.4 million was paid in cash utilizing the Company's credit facility. In addition, $3.5 million was advanced to TDI for certain non-recurring operating expenses related to the sale and $1.1 million was advanced for asset acquisitions. The Company is exploring various alternative long-term financing strategies that will repay the borrowings incurred in connection with the TDI acquisition as well as other borrowings related to the Company's capital expansion plans.

  The Company believes that cash flow from operations, together with funds available under the Credit Facility, new permanent financing and the possibility of revenue bonds, will be sufficient to fund its requirements for working capital, capital expenditures, acquisitions and other capital needs for at least the next 12 months.

INFLATION AND CHANGING PRICES

  The Company does not believe that general price inflation has had a significant impact on the Company's results of operations during the periods presented. To the extent that the effects of inflation are not offset by improvements in manufacturing and purchasing efficiency and labor productivity, the Company generally has been able to take such effects into account in pricing its contracts with customers. There can be no assurance, however, that inflation will not have a material effect on the Company's business in the future.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
   Report of Independent Auditors..........................................  18
   Consolidated Balance Sheets.............................................  19
   Consolidated Income Statements..........................................  20
   Consolidated Statements of Stockholders' Equity.........................  21
   Consolidated Statements of Cash Flows...................................  22
   Notes to Consolidated Financial Statements..............................  23

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Halter Marine Group, Inc.

  We have audited the accompanying consolidated balance sheets of Halter Marine Group, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halter Marine Group, Inc. and Subsidiaries at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

                                                              ERNST & YOUNG LLP

New Orleans, Louisiana
May 8, 1997, except for
Note 15, as to
which the date is May 16,
1997

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   MARCH 31
                                                               ----------------
                                                                 1997    1996
                                                               -------- -------
                            ASSETS
                            ------
Current Assets:
  Cash........................................................ $  7,079     672
  Contract receivables........................................   36,053   8,340
  Due from affiliate..........................................   11,513      --
  Costs and estimated earnings in excess of billings on
   uncompleted contracts......................................   77,704  67,905
  Inventories.................................................   10,827   6,063
  Deferred income taxes.......................................       --   2,865
  Other current assets........................................    4,501     387
                                                               -------- -------
    Total current assets......................................  147,677  86,232
Property, plant and equipment, net............................   61,449  54,857
Other assets..................................................      285     285
                                                               -------- -------
                                                               $209,411 141,374
                                                               ======== =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current Liabilities:
  Accounts payable and accrued liabilities.................... $ 39,290   3,799
  Due to affiliate............................................       --  17,519
  Income taxes payable to affiliate...........................       --  15,785
  Billings in excess of costs and estimated earnings on
   uncompleted contracts......................................   19,956  12,528
  Deferred income taxes.......................................    2,897      --
                                                               -------- -------
    Total current liabilities.................................   62,143  49,631
Long-term debt................................................   52,000      --
Long-term note to an affiliate................................       --  25,000
Other noncurrent liabilities..................................    1,967      --
Stockholders' equity:
  Common stock, $.01 par value; authorized 50,000 shares;
   issued 18,450 shares.......................................      185      --
  Preferred stock, authorized 50,000 shares; issued, none.....       --      --
  Additional paid-in capital..................................   84,213      --
  Retained earnings...........................................    8,903      --
  Stockholder's net investment................................       --  66,743
                                                               -------- -------
    Total equity..............................................   93,301  66,743
                                                               -------- -------
                                                               $209,411 141,374
                                                               ======== =======

          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED MARCH 31
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
Contract revenue earned............................ $406,797  254,294  250,586
Cost of revenue earned.............................  355,209  214,559  207,398
                                                    --------  -------  -------
  Gross profit.....................................   51,588   39,735   43,188
Selling, general and administrative expenses.......   21,361   15,911   13,471
                                                    --------  -------  -------
  Operating income.................................   30,227   23,824   29,717
Other (income) expenses:
  Interest expense.................................    3,232    3,268    3,844
  Other, net.......................................       (8)     (11)      (5)
                                                    --------  -------  -------
                                                       3,224    3,257    3,839
                                                    --------  -------  -------
Income before income taxes.........................   27,003   20,567   25,878
Provision (benefit) for income taxes:
  Current..........................................    5,125   15,785    9,836
  Deferred.........................................    5,762   (7,683)     334
                                                    --------  -------  -------
                                                      10,887    8,102   10,170
                                                    --------  -------  -------
Net income......................................... $ 16,116   12,465   15,708
                                                    ========  =======  =======
Net income per share (pro forma for 1996).......... $   0.88     0.70
                                                    ========  =======
Weighted average shares outstanding (pro forma for
 1996).............................................   18,255   18,000


          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                     ADDITIONAL          STOCKHOLDER'S
                              COMMON  PAID-IN   RETAINED      NET
                              STOCK   CAPITAL   EARNINGS  INVESTMENT    TOTAL
                              ------ ---------- -------- ------------- -------
Balance, March 31, 1994......                              $ 38,570    $38,570
  Net income.................                                15,708     15,708
                                                           --------    -------
Balance, March 31, 1995......                                54,278     54,278
  Net income.................                                12,465     12,465
                                                           --------    -------
Balance, March 31, 1996......                                66,743     66,743
  Net income prior to initial
   public offering...........                                 7,213      7,213
  Debt assumed from parent...                               (25,000)   (25,000)
  Proceeds from initial
   public offering...........  $185   $35,257                    --     35,442
  Transfer to additional
   paid-in capital...........    --    48,956               (48,956)        --
  Net income subsequent to
   initial public offering...    --        --    $8,903          --      8,903
                               ----   -------    ------    --------    -------
Balance, March 31, 1997......  $185   $84,213    $8,903    $     --    $93,301
                               ====   =======    ======    ========    =======



          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                      YEAR ENDED MARCH 31
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
Cash flows from operating activities:
 Net income........................................  $16,116   12,465   15,708
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
  Depreciation and amortization....................    7,899    6,744    5,414
  Deferred provision (benefit) for income taxes....    5,762   (7,683)     334
  Net equipment transfers from affiliates..........       --   (7,776)  (1,120)
  Changes in assets and liabilities:
   (Increase) decrease in contract receivables.....  (27,713)  (1,053)  19,954
   (Increase) decrease in costs and estimated
    earnings in excess of billings on uncompleted
    contracts......................................   (9,799)   3,120  (12,825)
   (Increase) decrease in inventories..............   (4,764)     455   (3,823)
   (Increase) decrease in other current assets.....   (4,114)     107     (341)
   Increase in accounts payable and accrued
    liabilities....................................   35,491      420    1,132
   Increase (decrease) in income taxes payable to
    affiliate......................................  (15,785)   5,949   (3,221)
   Increase (decrease) in billings in excess of
    costs and estimated earnings on uncompleted
    contracts......................................    7,428   10,994   (6,409)
   Increase in other noncurrent liabilities........    1,967       --       --
                                                    --------  -------  -------
    Total adjustments..............................   (3,628)  11,277     (905)
                                                    --------  -------  -------
  Net cash provided by operating activities........   12,488   23,742   14,803
                                                    --------  -------  -------
Cash flows from investing activities:
 Capital expenditures..............................  (14,491)  (5,568)  (6,337)
 Payments for acquisitions.........................       --  (10,119)  (4,106)
                                                    --------  -------  -------
  Net cash required by investing activities........  (14,491) (15,687) (10,443)
                                                    --------  -------  -------
Cash flows from financing activities:
 Net proceeds from sale of stock...................   35,442       --       --
 Net repayments to parent..........................  (79,032)  (7,907)  (4,057)
 Net borrowings under line of credit...............   52,000       --       --
                                                    --------  -------  -------
  Net cash provided (required) by financing
   activities......................................    8,410   (7,907)  (4,057)
                                                    --------  -------  -------
Net increase in cash...............................    6,407      148      303
Cash at beginning of year..........................      672      524      221
                                                    --------  -------  -------
Cash at end of year................................ $  7,079      672      524
                                                    ========  =======  =======
Cash paid for interest............................. $  1,586       --       --
                                                    ========  =======  =======

          See accompanying notes to consolidated financial statements.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997

1. GENERAL INFORMATION

  Halter Marine Group, Inc. is a Delaware corporation incorporated on June 24, 1996 to serve as the parent of a new consolidated group that formerly conducted the business of construction, repair and conversion of primarily ocean-going vessels for the governmental and commercial markets for Trinity Industries, Inc. ("Trinity"). On September 26, 1996, Halter Marine Group, Inc. and subsidiaries (collectively, the "Company") completed an initial public offering of 16.7% of its stock (18.7% after the underwriters exercised their overallotment option). On March 31, 1997, Trinity distributed all of the remaining stock of the Company to its stockholders. As part of the transactions related to the spin-off, the Company assumed $25 million of indebtedness of Trinity associated with the Company's businesses.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of Presentation

  The consolidated financial statements include the accounts of Halter Marine Group, Inc. and its wholly owned subsidiaries and have been prepared using Trinity's historical basis in the assets and liabilities of the Company. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements reflect the results of operations, financial condition and cash flows of the Company as a component of Trinity prior to October 1, 1996 and those results may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes that the consolidated income statements include a reasonable allocation of the administrative costs incurred by Trinity on the Company's behalf prior to October 1, 1996. These costs include payroll services, benefits administration, and cash management. The allocations of such costs to the Company were approximately $1.8 million and $1.7 million in 1996 and 1995, respectively, and approximately $1.2 million for the six months ended September 30, 1996.

  Additionally, prior to the initial public offering, the Company provided administrative services for Trinity's Inland Marine division in the areas of accounting, human resources, marketing and public relations. The allocation of such costs to the Inland Marine division were approximately $2.6 million and $2.0 million in 1996 and 1995, respectively, and approximately $1.6 million for the six months ended September 30, 1996.

 (b) Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (c) Construction contracts

  The Company uses the percentage of completion method to account for its contracts in process. Under this method, revenues of construction contracts are measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. Management considers expended labor hours to be the best available measure of progress on these contracts. Changes in estimated profitability may result in revisions to income and costs and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Other changes, including those arising from contract penalty provisions, and final contract settlements are recognized in the period in which the revisions are determined.

  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  The asset, "Costs and estimated earnings in excess of billings and uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

  For income tax purposes, the Company reports contract profits as earned under the percentage of completion capitalized cost method as originally prescribed by the Tax Reform Act of 1986 and subsequently modified by the Revenue Act of 1987 and the Technical and Miscellaneous Revenue Act of 1988.

 (d) Inventories

  Inventories, which consist primarily of steel and other marine vessel components, are valued at the lower of cost or market. Inventory cost is determined principally on the specific identification method. Market is replacement cost or net realizable value.

 (e) Depreciation

  Additions to property, plant and equipment are recorded at cost. Depreciation and amortization are generally computed by the straight-line method on the estimated useful lives of the assets which range from 3 to 30 years for buildings and improvements and 2 to 28 years for machinery and equipment. The costs of ordinary maintenance and repair are charged to expense, while renewals and major replacements are capitalized.

 (f) Allocation of expenses

  Indirect manufacturing costs are allocated on the basis of labor hours incurred on the respective contracts.

 (g) Income taxes

  The Company files a consolidated federal income tax return. The Company accounts for income taxes using the liability method. Temporary differences occur between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are recorded for these differences based on enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 (h) Net income per share

  Net income per share has been computed based on the weighted average number of shares outstanding during each period presented. Shares outstanding for 1996 have been assumed to be 18,000,000 (the total number of shares issued to Trinity and the public as a result of the initial public offering, exclusive of the underwriters' overallotment option of 450,000 shares) for purposes of calculating pro forma net income per share. Pro forma net income for the year ended March 31, 1996 was $12.7 million and reflected a reduction in interest expense, net of tax, resulting from the use of the net proceeds of the offering to retire outstanding debt to Trinity as of the beginning of the period.

 (i) Stock-based compensation

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 8).

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

 (j) New Accounting Standard

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share", which is required to be adopted for the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and present both basic earnings per share and diluted earnings per share. All prior periods will be restated. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The change is expected to result in an increase in primary earnings per share (basic earnings per share when SFAS No. 128 is adopted) for the year ended March 31, 1997 of $0.01 per share. The change will have no impact on pro forma primary earnings per share for the year ended March 31, 1996. The Company was not previously required to present diluted earnings per share. For the year ended March 31, 1997, diluted earnings per share would have been $0.88 if the Company had been required to adopt SFAS No. 128.

3. BUSINESS ACQUISITIONS

  The Company made certain business acquisitions during fiscal 1996 and 1995. All have been accounted for by the purchase method. The operations of these companies have been included in the consolidated financial statements from the effective dates of the acquisitions.

  In fiscal 1996, the Company acquired the assets of American Marine Corporation (now known as Halter Gulf Repair) and CBI-Con, Inc. (now known as Halter Pascagoula). The assets of these businesses are utilized in the manufacture and repair of marine products. The aggregate purchase price of approximately $10.1 million was allocated entirely to the assets acquired. Contribution of these acquisitions to revenues and operating profit during fiscal 1996 is not material.

  In fiscal 1995, the Company acquired 100% of the common stock of Gulf Coast Fabrication, Inc., a company engaged in the manufacture and repair of marine vessels. The purchase price of approximately $4.1 million was allocated entirely to assets acquired.

  See Note 15, "Subsequent Event," for a discussion of the acquisition of Texas Drydock, Inc.

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                    MARCH 31
                                                                ----------------
                                                                  1997    1996
                                                                -------- -------
                                                                 (IN THOUSANDS)
Costs incurred on uncompleted contracts........................ $555,918 479,811
Estimated earnings.............................................  103,565 110,558
                                                                -------- -------
                                                                 659,483 590,369
Less billings to date..........................................  601,735 534,992
                                                                -------- -------
                                                                $ 57,748  55,377
                                                                ======== =======
Included in accompanying balance sheet under the following
 captions:
  Costs and estimated earnings in excess of billings on
   uncompleted contracts....................................... $ 77,704  67,905
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.......................................   19,956  12,528
                                                                -------- -------
                                                                $ 57,748  55,377
                                                                ======== =======

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

5. PROPERTY, PLANT AND EQUIPMENT

                                                                   1997    1996
                                                                  ------- ------
Land............................................................. $ 8,427  5,686
Buildings and improvements.......................................  26,929 23,660
Machinery and equipment..........................................  53,118 58,874
Construction in progress.........................................  12,696  3,688
                                                                  ------- ------
                                                                  101,170 91,908
Less accumulated depreciation....................................  39,721 37,051
                                                                  ------- ------
Property, plant and equipment, net............................... $61,449 54,857
                                                                  ======= ======

6. LONG-TERM DEBT

  The Company has a revolving credit agreement, totaling $135 million, with a group of banks. All amounts outstanding under this revolving credit agreement will become payable on September 30, 1999. Of the total amount, $10 million is set aside for use as a letter of credit in conjunction with the Company's captive insurance subsidiary. All other letters of credit issued are limited to $50 million. The interest rate is 0.625% to 1.25% over the London Interbank Offered Rate (LIBOR), or the base rate (as defined), depending on the Company's choice. The range of rates over LIBOR is set quarterly, depending on the ratio of the Company's borrowed debt to EBITDA (as defined).

  Under the credit agreement, the Company is obligated to pay certain fees, including an annual commitment fee in an amount ranging from 0.25% to 0.375% of the unused portion of the commitment. The loan agreement contains certain restrictive covenants, including minimum net worth requirements and the encumbering of assets. In addition, the Company, among other things, is required to maintain certain financial ratios, including an interest coverage ratio (as defined), a debt service coverage ratio (as defined), and a current ratio (as defined).

  At March 31, 1997, the Company was obligated to the banks for $50 million under the line of credit.

  The fair value of the Company's long-term debt approximates its recorded value.

7. RELATED PARTY TRANSACTIONS

  John Dane III, Chief Executive Officer and Chairman of the Company, acquired 25% of the stock of United States Marine, Inc. ("USMI") in June 1996. Mr. Dane has the option to acquire up to an additional 50% of the stock of USMI over the next five years. USMI manufactures custom composite marine products for various customers and performs services for the Company as a subcontractor with respect to the production of high speed composite vessels for the U.S. Navy. During fiscal 1997, 1996 and 1995, the Company paid USMI fees of approximately $7.2 million, $5.5 million and $3.9 million, respectively, for subcontractor services.

  Subsequent to its initial public offering, the Company repaid to Trinity its intercompany balance, including $21.6 million for income taxes and $25.0 million in debt assumed by the Company from Trinity. Such amounts aggregated approximately $79.0 million.

  As of March 31, 1997, the Company had a receivable from Trinity of $11.5 million, representing the year-end settlement of excess amounts of income tax estimates paid to Trinity during the year, the settlement of the Company's portion of assets in Trinity's captive insurance subsidiary, and various other intercompany charges and credits.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  Upon completion of the initial public offering, the Company and Trinity entered into various agreements for the purpose of establishing the terms governing their on-going arrangements and relationships. These agreements contained various provisions including a non-compete provision, a provision regarding the settlement of income tax matters and a provision related to the settlement of other transactions between the Company and Trinity. The Company expects to settle the income tax matters and other transactions during fiscal year 1998. The agreements are not expected to have a significant impact on the Company's business, financial position, results of operations or liquidity.

8. STOCK OPTIONS

  On September 24, 1996 the Company established the 1996 Stock Option and Incentive Plan (the "1996 Plan") which provides for awards to employees and directors in the form of grants of stock options, stock appreciation rights, restricted or non-restricted stock or units denominated in stock (collectively referred to as "Awards"). All stock options granted under the 1996 Plan vest in equal annual amounts over a five-year period and expire 10 years from the date of grant. The 1996 Plan also provides that shares of common stock which are the subject of awards that are forfeited or terminated, expire unexercised, are settled in cash in lieu of common stock or in a manner such that all or some of the shares covered thereby are not issued or are exchanged for Awards that do not involve common stock will again immediately become available for Awards under the 1996 Plan.

  Following is a summary of the option activity during the year ended March 31, 1997:

                                                                SHARES   PRICE*
                                                               --------- ------
Options at beginning of year..................................        --     --
  Granted.....................................................   250,000 $11.00
  Canceled....................................................        --     --
                                                               --------- ------
Outstanding at end of year....................................   250,000 $11.00
                                                               ========= ======
Exercisable at end of year....................................        --     --
Available for grant........................................... 1,150,000

--------
* Weighted average exercise price for the year.

  The Company accounts for options granted under the 1996 Plan as prescribed by the provisions of APB 25 and, accordingly, no compensation expense has been recognized for stock options granted. Had compensation expense for the 1996 Plan been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below. For purposes of these pro forma disclosures, the estimated fair value of the options granted in fiscal 1997 is amortized to expense over the options' vesting period.

                                                              MARCH 31, 1997
                                                           (IN THOUSANDS, EXCEPT
                                                            EARNINGS PER SHARE)
                                                           ---------------------
      Net income:
        As reported.......................................        $16,116
        Pro forma.........................................        $15,912
      Net income per share:
        As reported.......................................         $ 0.88
        Pro forma.........................................         $ 0.87

  The weighted average grant date fair value of options granted during the year ended March 31, 1997 was $6.81. The fair value of options was calculated by using the Black-Scholes option pricing model using the following weighted average assumptions for fiscal year activity: risk free interest rate of 5.98%, expected life of 7 years, expected volatility of .801 and no dividend yield.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

9. EMPLOYEE BENEFIT PLANS

  The Company's employees are included in a pension plan which provides income and death benefits for eligible employees. The Company's policy is to fund retirement costs accrued but only to the extent such amounts are deductible for income tax purposes. Plan assets include cash, short-term debt securities, and other investments. Benefits are based on years of credited service and compensation.

  Net periodic pension expense includes the following components (in thousands):

                                                                   YEAR ENDED
                                                                    MARCH 31
                                                                   ------------
                                                                   1997   1996
                                                                   ----  ------
Service cost-benefits earned during the period.................... $807     598
Interest cost on projected benefit obligation.....................  501     386
Actual return on assets...........................................  143  (1,112)
Net amortization and deferral..................................... (603)    699
                                                                   ----  ------
Net periodic pension expense...................................... $848     571
                                                                   ====  ======

  Amounts recognized in the Company's consolidated balance sheet follows (in thousands):

                                                                   MARCH 31
                                                                 --------------
                                                                  1997    1996
                                                                 -------  -----
Actuarial present value of benefit obligation:
  Vested benefit obligation..................................... $ 3,946  3,484
                                                                 =======  =====
  Accumulated benefit obligation................................ $ 4,875  4,452
                                                                 =======  =====
Projected benefit obligation.................................... $ 6,644  6,306
Plan assets at fair value.......................................   5,437  5,931
                                                                 -------  -----
Projected benefit obligation in excess of plan assets...........  (1,207)  (375)
Unrecognized net asset at April 1, 1996.........................     (42)   (75)
Unrecognized net loss...........................................   1,903  1,741
                                                                 -------  -----
Prepaid pension expense......................................... $   654  1,291
                                                                 =======  =====

  Assumptions used for the valuation of the projected benefit obligation for 1997 and 1996 were a discount rate of 7.75%, an increase in compensation levels of 4.75% and an expected long-term rate of return on assets of 9.00%.

  The Company has a contributory 401(k) plan in which employees of the Company may participate. Under the plan, eligible employees are allowed to make voluntary pre-tax contributions which are matched, up to certain limits, by the Company. Expenses related to this plan approximated $896 and $614 in 1997 and 1996, respectively.

  The Company incurred expense of $875 in 1995 applicable to its pension and 401(k) plans.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

10. INCOME TAXES

  The Company is included in the consolidated federal income tax return of Trinity. Trinity has periodically charged the Company amounts representing applicable estimated income tax payments that the Company would have been obligated to pay if it had filed a separate tax return. The Company and Trinity have entered into a tax allocation agreement under which the Company and Trinity have agreed upon the allocation of certain tax liabilities and related matters. For years ending after March 31, 1997, the Company will file its own consolidated income tax returns.

  The significant components of the provision (benefit) for income taxes follow:

                                                           YEAR ENDED MARCH 31
                                                          ----------------------
                                                           1997    1996    1995
                                                          ------- ------  ------
                                                             (IN THOUSANDS)
Current
  Federal................................................ $ 3,440 13,475   8,174
  State..................................................   1,685  2,310   1,662
                                                          ------- ------  ------
                                                            5,125 15,785   9,836
Deferred
  Federal................................................   4,771 (6,692)    334
  State..................................................     991   (991)     --
                                                          ------- ------  ------
                                                            5,762 (7,683)    334
                                                          ------- ------  ------
    Total................................................ $10,887  8,102  10,170
                                                          ======= ======  ======

  Deferred income tax was provided in the financial statements for temporary differences between financial and taxable income. The components of deferred tax liabilities and assets follow:

                                                                  MARCH 31
                                                               ---------------
                                                                1997     1996
                                                               -------  ------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Excess of tax depreciation over financial statement
   depreciation............................................... $(3,555) (2,771)
  Profits on long-term contracts recorded on the percentage of completion method for financial statement purposes and
   related items..............................................    (257)     --
  Pensions and other benefits.................................    (640)   (711)
  Other.......................................................     (62)    (50)
                                                               -------  ------
    Total deferred tax liabilities............................  (4,514) (3,532)
                                                               -------  ------
Deferred tax assets:
  Profits on long-term contracts recorded on the percentage of
   completion method for financial statement purposes.........      --   5,406
  Reserve for unpaid insurance claims.........................   1,617      --
  State taxes.................................................      --     991
                                                               -------  ------
    Total deferred tax assets.................................   1,617   6,397
                                                               -------  ------
Net deferred tax asset (liability)............................ $(2,897)  2,865
                                                               =======  ======

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  A reconciliation between the effective tax rate and the statutory tax rate is as follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
Statutory rate................................................ 35.0% 35.0% 35.0%
State taxes...................................................  4.1   4.2   4.2
Other.........................................................  1.2   0.2   0.1
                                                               ----  ----  ----
Effective tax rate............................................ 40.3% 39.4% 39.3%
                                                               ====  ====  ====

11. STOCKHOLDER RIGHTS PLAN

  The Company has adopted a stockholder rights plan under which one right is assigned to each share of common stock. Each right entitles the stockholder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at an exercise price to be determined by the Board when the rights are issued. The rights are not exercisable or detachable from the common stock until ten business days after a person acquires beneficial ownership of 15% or more of the common stock or if a person or group commences a tender or exchange offer upon consummation of which that person or group would beneficially own 15% or more of the common stock.

  If any person becomes a beneficial owner of 15% or more of the common stock other than pursuant to an offer, as defined, for all shares determined by certain directors to be fair to the stockholders and otherwise in the best interests of both the Company and its stockholders (other than by reason of share purchases by the Company), each right not owned by that person or related parties enables its holder to purchase, at the right's then current exercise price, shares of the Company's common stock having a calculated value of twice the right's exercise price.

  The rights, which are subject to adjustment, may be redeemed by the Company at a price of one cent per right at any time prior to their expiration ten years from issuance or the point at which they become exercisable.

12. SIGNIFICANT CUSTOMERS

  Revenue related to fiscal 1997 and 1996 includes revenue from the U.S. Navy which totaled approximately 37% and 47% of total revenue in each respective year.

  In fiscal 1995, revenue from the U.S. Navy and the Phillipine government accounted for 38.8% and 10.2%, respectively, of total revenue. Also, in fiscal 1995, revenue from foreign governments accounted for 13.6% of total revenue.

13. COMMITMENTS AND CONTINGENCIES

  The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

  Prior to September 30, 1996, Trinity had guaranteed certain contract performance obligations of the Company. These guarantees, bonds, letters of credit and similar obligations will remain in effect until they expire and Trinity will remain liable until that time as any other guarantor. The Company has indemnified Trinity for any losses incurred by Trinity under this arrangement.

  Subsequent to September 30, 1996, the Company obtained its own contract bid and performance bonds, letters of credit and similar obligations in connection with its business. As of March 31, 1997, the total of all outstanding performance obligations was approximately $132.5 million.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

14. SUPPLEMENTARY UNAUDITED QUARTERLY DATA

                                              FIRST  SECOND   THIRD  FOURTH
                                             QUARTER QUARTER QUARTER QUARTER
                                             ------- ------- ------- -------
                                                       (IN THOUSANDS)
Year ended March 31, 1997:
  Contract revenue earned................... $85,981 94,457  112,496 113,863
  Gross profit.............................. $11,286 12,779   12,558  14,965
  Net income................................ $ 3,342  3,871    4,192   4,711
  Net income per share ..................... $  0.19   0.22     0.23    0.26
Year ended March 31, 1996:
  Contract revenue earned................... $72,008 53,904   56,625  71,757
  Gross profit.............................. $11,132  7,943   10,848   9,812
  Net income................................ $ 3,669  2,419    3,757   2,620
  Pro forma net income per share............ $  0.20   0.13     0.21    0.15

15. SUBSEQUENT EVENT

  On April 4, 1997, the Company acquired a 51% interest in and obtained an option to acquire the remaining 49% of Texas Drydock, Inc. (TDI), a company engaged principally in the construction, conversion and repair of offshore oil drilling rigs. The purchase price was approximately $19.4 million and coincident with the acquisition, the Company advanced TDI approximately $4.5 million for working capital and a fixed asset acquisition. All amounts were paid in cash. On May 16, 1997, the Company acquired the remaining 49% of TDI for $27 million. A substantial portion of the total purchase price will be allocated to cost in excess of net assets acquired.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

  Information concerning Directors and Executive Officers is incorporated by reference from the Proxy Statement for the annual Meeting of Stockholders to be held July 15, 1997.

ITEM 11: EXECUTIVE COMPENSATION

  Information concerning executive compensation is incorporated by reference from the proxy statement described in Item 10 of this report.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the proxy statement described in
Item 10 of this report.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is incorporated by reference from the proxy statement described in Item 10 of this report.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Exhibits

  EXHIBIT
   NUMBER                               DESCRIPTION
  -------                               -----------
   3.1***   --Form of Restated Certificate of Incorporation of Halter Marine
             Group, Inc. (the "Company"), as amended
   3.2***   --Form of Amended and Restated Bylaws of the Company
   3.3***   --Form of Certificate of Designations of Series A Junior
             Participating Preferred Stock of the Company
   4.1***   --Form of Certificate evidencing Common Stock
  10.1***   --Intentionally Omitted
  10.2***   --Form of Separation Agreement between the Company and Trinity
             Industries, Inc.
  10.3***   --Intentionally Omitted
  10.4***   --Form of Tax Sharing and Tax Benefit Reimbursement Agreement
             between the Company and Trinity Industries, Inc.
  10.5***   --Form of Trademark License Agreement between the Company and
             Trinity Industries, Inc.
  10.6***   --Form of Rights Agreement between the Company and The Bank of New
             York, as Rights Agent
  10.7***   --Form of Noncompetition Agreement between the Company and John
             Dane III
  10.8***   --Form of Credit Agreement among the Company and certain Lenders
  10.9***   --Form of Inland Barge Agreement between Halter Marine, Inc. and
             Trinity Marine Products, Inc.

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
 10.10*** --Form of Executive Severance Agreement between the Company and various Executive Officers. The Agreement between the Company and
            John Dane III is included herein as an example.
 10.11    --Intentionally Omitted
    to
 10.16
 10.17    --Intentionally Omitted
    to
 10.29
 10.30*** --Form of Indemnity and Security Agreement between Trinity
            Industries, Inc. and the Company
 10.31*** --Exchange Agreement between Trinity Industries, Inc. and the Company
 10.32*** --Assumption Agreement between Trinity Industries, Inc. and the
            Company
 10.33**  --Form of Amended and Restated 1996 Stock Option and Incentive Plan
 10.34*   --Form of Amended and Restated Revolving Credit Agreement effective
            December 31, 1996, among the Company and certain Lenders
 10.35*   --Form of Consent of Lenders and First Amendment to Amended and
            Restated Revolving Credit Agreement, effective April 4, 1997 among the Company and certain Lenders
 10.36*   --Form of Amended and Restated Consent of Lenders and First Amendment
            of Amended and Restated Revolving Credit Agreement entered into May
            15, 1997, effective April 4, 1997 among the Company and certain
            Lenders
 10.37*   --Form of 401(k) profit Sharing Plan of the Company
 10.38*   --Form of Pension Plan of the Company
  21***   --Subsidiaries of the Company
  27*     --Financial Data Schedule

--------
  * Filed herewith
 ** Filed as Exhibit A to the 1997 Proxy Statement and incorporated herein by reference.
*** Incorporated by reference to the same exhibits in Amendment No. 3 to the Registration Statement (Registration No. 333-6967) filed on September 23, 1996 with the Securities and Exchange Commission.

  (b) Financial Statement Schedules

    Copies of Consolidated Financial Statements are included within Form
     10-K and are incorporated herein by reference (See Index To
     Consolidated Financial Statements at page 18 of Form 10-K).

    Financial Statement Schedules other than the Financial Statements have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

  (c) Reports on Form 8-K

  The following Forms 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1997 on the dates indicated:

    1. Announcement of the agreement to acquire, subject to Board approval, 51% of the common stock of Texas Drydock, Inc. filed on February 14, 1997.

    2. Announcement of the declaration of a property distribution of fifteen million shares of common stock of the Company by Trinity to its shareholders filed on March 13, 1997.

    3. Announcement of the completion of the property distribution of fifteen million shares of common stock of the Company by Trinity to its shareholders filed on March 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HALTER MARINE GROUP, INC.


                                          By:    /s/  John Dane, III
                                          By __________________________________
                                                     John Dane, III
                                              Chairman, President and Chief
                                                    Executive Officer

Date: June 12, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

     /s/    John Dane, III           Chairman, President, Chief      June 12, 1997
____________________________________ Executive Officer and
           John Dane, III            Director

    /s/   Keith L. Voigts            Sr. Vice President of           June 12, 1997
____________________________________ Finance and Chief Financial
          Keith L. Voigts            Officer (Principal Financial
                                     and Accounting Officer)

    /s/   Kenneth W. Lewis           Director                        June 12, 1997
____________________________________
          Kenneth W. Lewis

   /s/   Daniel J. Mortimer          Director                        June 12, 1997
____________________________________
        Daniel J. Mortimer

   /s/      Rick S. Rees             Director                        June 12, 1997
____________________________________
            Rick S. Rees