Form 10-K/A
period 1997-03-31
HALTER MARINE GROUP INC
filed 1997-06-20
CIK 1017646

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

Date: June 19, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

     /s/    John Dane, III           Chairman, President, Chief      June 19, 1997
____________________________________ Executive Officer and
           John Dane, III            Director

    /s/   Keith L. Voigts            Sr. Vice President of           June 19, 1997
____________________________________ Finance and Chief Financial
          Keith L. Voigts            Officer (Principal Financial
                                     and Accounting Officer)

    /s/   Kenneth W. Lewis           Director                        June 19, 1997
____________________________________
          Kenneth W. Lewis

   /s/   Daniel J. Mortimer          Director                        June 19, 1997
____________________________________
        Daniel J. Mortimer

   /s/      Rick S. Rees             Director                        June 19, 1997
____________________________________
            Rick S. Rees