Form 10-Q
period 1997-06-30
HALTER MARINE GROUP INC
filed 1997-08-14
CIK 1017646

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the transition period from ______________________ to _______________________


                       Commission file number   33-6967

                           HALTER MARINE GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                              75-2656828
---------------------------------                            -------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

3085 Industrial Seaway Road, Gulfport, Mississippi                 39503
--------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code:  (601)896-0029


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


     Indicate by check mark whether the registrant:(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  [X]    No  [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of the latest practicable date.   18,450,000

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                           HALTER MARINE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (IN MILLIONS)


                                                  JUNE 30  MARCH 31
                                                   1997      1997
                                                  -------  --------
          Assets

Current Assets:
   Cash                                            $  3.0       7.1
   Contract receivables                              50.0      36.1
   Due from affiliate                                   -      11.5
   Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                           90.5      77.7
   Inventories                                       10.2      10.8
   Other current assets                               4.4       4.5
                                                   ------     -----
      Total current assets                          158.1     147.7

Property, plant and equipment, net                   86.5      61.4
Excess of cost over net assets
  acquired                                           26.6         -
Other assets                                          0.3       0.3
                                                   ------     -----
                                                   $271.5     209.4
                                                   ======     =====

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable and accrued
     liabilities                                   $ 32.9      30.6
   Billings in excess of costs and
     estimated earnings on
     uncompleted contracts                           28.1      19.9
   Notes payable and current
     portion of long-term debt                       33.0       8.7
   Deferred income taxes                              3.4       2.9
                                                   ------     -----
      Total current liabilities                      97.4      62.1

Long-term debt, less current portion                 73.5      52.0
Other noncurrent liabilities                          1.9       2.0
                                                   ------     -----
      Total  liabilities                            172.8     116.1

Stockholders' equity:
   Common stock                                       0.2       0.2
   Additional paid-in capital                        84.2      84.2
   Retained earnings                                 14.3       8.9
                                                   ------     -----
      Total  stockholders' equity                    98.7      93.3
                                                   ------     -----
                                                   $271.5     209.4
                                                   ======     =====

                           HALTER MARINE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENT
                                  (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                THREE MONTHS
                                                ENDED JUNE 30
                                                --------------
                                                 1997    1996
                                                ------  ------

Contract revenue earned                         $149.1    86.0
Cost of revenue earned                           130.5    74.7
                                                ------  ------
    Gross profit                                  18.6    11.3

Selling, general and
  administrative expenses                          7.9     4.9
Amortization of excess of
  cost over net assets                             0.3       -
                                                ------  ------
   Operating income                               10.4     6.4
Other expenses:
   Interest expense                                1.5     0.9
   Other, net                                      0.1       -
                                                ------  ------
                                                   1.6     0.9
                                                ------  ------
  Income before income taxes                       8.8     5.5

Income taxes                                       3.4     2.2
                                                ------  ------
Net income                                      $  5.4     3.3
                                                ======  ======
Net income per share
  (pro forma for 1996)                          $ 0.29    0.19
                                                ======   =====
Weighted average shares
  outstanding (pro forma for 1996)                18.6    18.0

                           HALTER MARINE GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)


                                                  THREE MONTHS
                                                  ENDED JUNE 30
                                             ----------------------

                                                1997         1996
                                             ----------   ----------
Net cash provided (required) by
  operating activities                       $     11.3        (10.4)

Cash flows from investing activities:
   Purchase of Texas Drydock, Inc., net
     of cash acquired                             (18.7)           -
   Capital expenditures                           (11.9)        (2.6)
   Proceeds from disposals of equipment               -          0.6
                                             ----------   ----------
       Net cash required by
         investing activities                     (30.6)        (2.0)

Cash flows from financing activities:
   Net borrowing from parent                          -         12.4
   Payments on short-term debt                     (2.7)           -
   Additions to long-term debt                     17.9            -
                                             ----------   ----------
       Net cash provided  by
       financing activities                        15.2         12.4
                                             ----------   ----------
Net decrease in cash                               (4.1)           -
Cash at beginning of period                         7.1          0.7
                                             ----------   ----------
Cash at end of period                            $  3.0          0.7
                                             ==========   ==========


                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997

NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Halter Marine Group, Inc. and Subsidiaries' annual report on Form 10-K for the year ended March 31, 1997.

NOTE 2--PURCHASE OF TEXAS DRYDOCK, INC.

     On April 4, 1997, the Company acquired a 51% interest in and obtained an option to acquire the remaining 49% of Texas Drydock, Inc. (TDI), a company engaged principally in the construction, conversion and repair of offshore oil drilling rigs. The purchase price was approximately $19.4 million and coincident with the acquisition, the Company advanced TDI approximately $4.5 million for working capital and a fixed asset acquisition. All amounts were paid in cash. On May 16, 1997, the Company acquired the remaining 49% of TDI by the issuance of promissory notes payable to the sellers in the amount of $27 million bearing interest at the rate of seven and one-tenth percent (7.1%) per annum, both principal and interest due January 15, 1998. A substantial portion of the total purchase price was allocated to cost in excess of net assets acquired. The pro forma unaudited results of operations for three months ended June 30, 1996, assuming consummation of the purchase as of April 1, 1996, are as follows:

                    (000's omitted, except per share data)

          Net Sales                              $ 107,116
          Net Income                             $   3,108
          Net Income per share                   $    0.17
          Pro forma weighted average
            number of shares outstanding            18,000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition

     Increases in balance sheet accounts at June 30, 1997 as compared to March 31, 1997 balances were primarily the result of the acquisition of Texas Drydock, Inc. (TDI). The balance sheet accounts which had the largest increases include long-term debt ($21.5 million), short-term debt ($24.3 million) and excess of cost over net assets acquired ($26.6 million).

Results of Operations

     Contract revenue earned increased by $63.1 million or 73.4% in fiscal 1998 over fiscal 1997. This increase was primarily the result of increased revenue from construction and repair of energy related products ($56.4 million), which category also includes all of TDI's revenue for the quarter.

     The gross profit margin decreased slightly from 13.1% in fiscal 1997 to 12.5% in fiscal 1998. This decrease was primarily due to lower than normal margins reflecting the Company's efforts to regain entry into the previously dormant market of offshore support vessels. These lower margins were partially offset by higher margins in the rig repair business.

     Selling, general and administrative expenses increased by $3.0 million in fiscal 1998 as compared to fiscal 1997. As a percent of contract revenue earned, these expenses decreased to 5.3% for the three months ended June 30, 1997 from 5.7% for the same period a year ago. The dollar increase resulted from inclusion of TDI's selling, general and administrative expenses for the quarter and from increased activities related to the overall growth of the Company.

     Interest expense increased $0.6 million in fiscal 1998 as compared to fiscal 1997 principally from the additional borrowings incurred by the Company in connection with the acquisition of TDI.

     The tax rate of 38.6% in fiscal 1998 as compared to 40.0% in fiscal 1997 reflects the fact that the Company generated income from it's Texas operations during fiscal 1998 which income is not subject to state income taxes.

     The Company's construction backlog increased to $569.7 million at June 30, 1997, an increase of $139.7 million from June 30, 1996 and $90.9 million from March 31, 1997. This increase in backlog generally reflects the growth of the Company's energy backlog which includes that of TDI at June 30, 1997.

Liquidity and Sources of Capital

     The Company's principal need for capital for the three month period ending June 30, 1997 resulted from the acquisition of Texas Drydock, Inc. This need was funded by borrowing from the Company's existing credit facility and the issuance of promissory notes. The Company believes that the cash flow from operations, the remaining funds available under the existing credit facility and the various alternative long-term financing options under consideration will be sufficient to fund its requirements for working capital, capital expenditures, acquisitions and other capital needs for at least the next twelve months.

ITEM 3.   QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

                                    PART II
                               OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Registrant's Annual Meeting of Stockholders held on July 15, 1997, Messrs. John Dane, III and Daniel J. Mortimer were elected as directors of the Registrant to hold office until the Annual Meeting of Stockholders in the year 2000. There were 13,786,353 votes cast for and 1,990,804 votes withheld for the election of Mr. Dane, and 13,786,769 cast for and 1,990,388 votes withheld for the election of Mr. Mortimer.

     At that meeting, the stockholders also voted to approve the Amended and Restated 1996 Stock Option and Incentive Plan by a vote of 7,933,253 for approval of the plan, 2,682,374 against approval of the plan, 66,105 abstentions and 2,711,672 broker no-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          10.1 Consent of Banks and First Amendment to Amended and Restated Revolving Credit Agreement dated April 4, 1997.

          10.2 Amended and Restated Consent of Banks and First Amendment to Amended and Restated Revolving Credit Agreement dated
                   May 15, 1997.

          10.3 Second Amendment to Amended and Restated Revolving Credit Agreement dated June 30, 1997.

          11.1     Statement re computation of per share earnings.

          27.1     Financial Data Schedule.

     (b) Reports on Form 8-K. The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 1997:

Date of Report      Item Number and Subject Matter
--------------      ------------------------------

March 31, 1997     Item 5 - reporting that Trinity Industries, Inc. had
                   distributed to its stockholders 15,000,000 shares of common stock of Registrant.

April 1, 1997      Item 5 - reporting the appointment of Messrs. Angus H.
                   Cooper, II, Burt H. Keenan and Daniel J. Mortimer as members of the Board of Directors of the Registrant to succeed the four officers of Trinity Industries, Inc. who resigned after the distribution by Trinity Industries, Inc. to its stockholders on March 31, 1997 of 15,000,000 shares of the Registrant.

April 4, 1997      Item 2 - reporting the purchase of fifty-one percent of the stock of Maritime Holdings, Inc., the primary asset of which is eighty percent of the stock of Texas Drydock, Inc., and the simultaneous purchase of fifty-one percent of the other twenty percent of the issued and outstanding capital stock of Texas Drydock, Inc.

April  23,  1997   Item 5 - reporting a press release announcing that TDI-
                   Halter, Inc. and Preforadora Central S.A. de C.V. had signed a contract for the construction of a Le Tourneau Super 116 mobile offshore drilling unit having a contract value expected to approach $80 million.

May 16, 1997       Item 2 - reporting the purchase of the remaining forty-nine
                   (49%) of the issued and outstanding stock of Maritime
                   Holdings, Inc. and the remaining forty-nine percent (49%) of the other twenty percent (20%) of Texas Drydock (the name of which had been changed to TDI-Halter, Inc.).


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1997                  HALTER MARINE GROUP, INC.


                                       By:/s/ Keith L. Voights
                                          -------------------------------
                                          Keith L. Voigts
                                          Senior Vice President-Finance
                                          As a Duly Authorized Officer
                                          and Principal Financial Officer