Form 10-Q
period 1997-09-30
HALTER MARINE GROUP INC
filed 1997-11-13
CIK 1017646

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997

                                 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from ________________________ to ___________________.



                       Commission file number   33-6967
                                              -----------


                           HALTER MARINE GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                  75-2656828
--------------------------------------------------------------------------------
 (State or Other Jurisdiction of Incorporation         (I.R.S. Employer
                  or Organization)                     Identification No.)

 3085 Industrial Seaway Road, Gulfport, Mississippi                 39503
--------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:  (601)896-0029
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

             Yes  X    No
             ----      ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 28,515,061
                                                  --------------

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                           HALTER MARINE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)


                                        SEPTEMBER 30     MARCH 31
                                            1997           1997
                                        ------------     --------
                                         (UNAUDITED)
             Assets
             ------
Current Assets:
   Cash and cash equivalents                  $ 62.1       $  7.1
   Contract receivables                         62.8         36.1
   Due from affiliate                              -         11.5
   Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                     105.8         77.7
   Inventories                                  12.8         10.8
   Other current assets                          3.6          4.5
                                              ------       ------
      Total current assets                     247.1        147.7

Property, plant and equipment, net             102.0         61.4
Excess of cost over net assets
  acquired                                      27.6            -
Other assets                                     5.3          0.3
                                              ------       ------
                                              $382.0       $209.4
                                              ======       ======


Liabilities and Stockholders' Equity
--------------------------------------
Current Liabilities:
   Accounts payable and accrued
     liabilities                              $ 44.2       $ 30.6
   Billings in excess of costs and
     estimated earnings on
     uncompleted contracts                      31.9         19.9
   Notes payable and current
     portion of long-term debt                   4.8          8.7
   Deferred income taxes                         4.0          2.9
                                              ------       ------
      Total current liabilities                 84.9         62.1

Long-term debt, less current portion           188.7         52.0
Other noncurrent liabilities                     1.9          2.0
                                              ------       ------
      Total  liabilities                       275.5        116.1

Stockholders' equity:
   Common stock                                  0.2          0.2
   Additional paid-in capital                   84.2         84.2
   Retained earnings                            22.1          8.9
                                              ------       ------
      Total  stockholders' equity              106.5         93.3
                                              ------       ------
                                              $382.0       $209.4
                                              ======       ======

See accompanying notes to consolidated financial statements.

                           HALTER MARINE GROUP, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE DATA)



                                            SIX MONTHS
                                        ENDED SEPTEMBER 30
                                       -------------------
                                           1997     1996
                                       ----------- -------
Contract revenue earned                   $300.2   $180.4

Cost of revenue earned                     260.0    156.3
                                          ------   ------

   Gross profit                             40.2     24.1

Selling, general and
 administrative expenses                    16.4     10.4
Amortization of excess of
 cost over net assets acquired               0.7        -
                                          ------   ------

  Operating income                          23.1     13.7
Other expenses:
  Interest expense, net                      3.1      1.7
  Other, net                                 1.1        -
                                          ------   ------
                                             4.2      1.7
                                          ------   ------

 Income before income taxes                 18.9     12.0

Income taxes                                 5.7      4.8
                                          ------   ------

Net income                                $ 13.2   $  7.2
                                          ======   ======

Net income per share
 (pro forma for 1996)*                    $ 0.46   $ 0.27
                                          ======   ======

Weighted average shares
 outstanding (pro forma for 1996)*          28.6     27.0


*As adjusted for three-for-two stock split.  See Note 2.


See accompanying notes to consolidated financial statements.

                           HALTER MARINE GROUP, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                    (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE DATA)



                                        THREE MONTHS
                                     ENDED SEPTEMBER 30
                                 -------------------------
                                       1997        1996
                                 --------------  ---------
Contract revenue earned                $151.2    $94.5

Cost of revenue earned                  129.5     81.7
                                       ------    -----

   Gross profit                          21.7     12.8

Selling, general and
 administrative expenses                  8.7      5.6
Amortization of excess of
 cost over net assets acquired            0.3        -
                                       ------    -----

  Operating income                       12.7      7.2
Other expenses:
  Interest expense, net                   1.7      0.8
  Other, net                              0.9        -
                                       ------    -----
                                          2.6      0.8
                                       ------    -----

 Income before income taxes              10.1      6.4

Income taxes                              2.3      2.5
                                       ------    -----

Net income                             $  7.8    $ 3.9
                                       ======    =====

Net income per share
 (pro forma for 1996)*                 $ 0.27    $0.14
                                       ======    =====

Weighted average shares
 outstanding (pro forma for 1996)*       29.0     27.0


*As adjusted for three-for-two stock split.  See Note 2.



See accompanying notes to consolidated financial statements.

                           HALTER MARINE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)



                                                 SIX MONTHS
                                             ENDED SEPTEMBER 30
                                             ------------------
                                              1997        1996
                                             -------     ------
Net cash provided (required) by
 operating activities                        $  12.4     $ (7.0)
Cash flows from investing activities:
  Purchase of subsidiaries, net
   of cash acquired                            (54.8)         -
  Capital expenditures                         (21.0)      (4.6)
  Proceeds from disposals of equipment             -        0.6
                                             -------     ------
     Net cash required by
      investing activities                     (75.8)      (4.0)

Cash flows from financing activities:
  Net borrowing from parent                        -       11.0
  Additions to debt                            243.5          -
  Debt issuance costs                           (5.1)         -
  Principal Payments on debt                  (120.0)         -
                                             -------     ------
  Net cash provided  by
    financing activities                       118.4       11.0
                                             -------     ------
Net increase in cash                            55.0          -
Cash at beginning of period                      7.1        0.7
                                             -------     ------
Cash and cash equivalents at end of
  period                                     $  62.1     $  0.7
                                             =======     ======



See accompanying notes to consolidated financial statements.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1997




NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and three month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Halter Marine Group, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended March 31, 1997.



NOTE 2--STOCK SPLIT

     On September 29, 1997, the Board of Directors declared a three-for-two split of the Company's common stock, to be effectuated in the form of a stock dividend payable October 31, 1997 to shareholders of record as of October 15, 1997. As a result, earnings per share computations and related weighted average shares outstanding for all periods presented in the foregoing financial statements have been adjusted to reflect the stock split.



NOTE 3--ACQUISITION OF TEXAS DRYDOCK, INC.

     On April 4, 1997, the Company acquired a 51% interest in and obtained an option to acquire the remaining 49% of Texas Drydock, Inc. (TDI), a company engaged principally in the construction, conversion and repair of offshore oil drilling rigs. The purchase price was approximately $19.4 million and coincident with the acquisition, the Company advanced TDI approximately $4.5 million for working capital and a fixed asset acquisition. All amounts were paid in cash. On May 16, 1997, the Company acquired the remaining 49% of TDI by the issuance of promissory notes payable to the sellers in the amount of $27 million bearing interest at the rate of seven and one-tenth percent (7.1%) per annum, both principal and interest due January 15, 1998. A substantial portion of the total purchase price was allocated to cost in excess of net assets acquired. The pro forma unaudited results of operations for six months and three months ended September 30, 1996, assuming consummation of the purchase as of April 1, 1996, are as follows:


                                                SIX MONTHS   THREE MONTHS
                                                   ENDED        ENDED
                                                  9/30/96       9/30/96
                                                 ---------     ---------
                                         (in millions, except per share data)
Net Contract revenue earned                       $234.3       $127.2
Net Income                                        $  4.7       $  1.6
Net Income per share*                             $  .17       $  .06
Pro forma weighted average
  number of shares outstanding*                     27.0         27.0

*After adjusting for three-for-two stock split.  See Note 2.


NOTE 4--OTHER ACQUISITIONS

     In August 1997, the Company completed the acquisition of Bludworth Bond Shipyard, Inc. which includes a shipyard in Houston and another in Texas City, Texas. Total annual revenue of Bludworth Bond's two shipyards is approximately $25 million.

     In November 1997, the Company announced the completion of the acquisition of three companies that have formed the basis of its new Engineered Products Group. The companies, AmClyde Engineered Products, Inc. of St. Paul, Minnesota; Utility Steel Fabrication, Inc. of Slidell, Louisiana; and Fritz Culver, Inc. of Covington, Louisiana, manufacture and market winches, cranes and other related equipment used in the construction and modification of vessels and drilling rigs. The combined companies, if reported separately, would have approximately $90 million in annual revenue. The impact on the Company's revenue will be less, as intercompany sales will be eliminated in the Company's consolidated financial statements. The purchase price for the combined companies was $60 million, of which approximately $30 million was paid in cash and the balance in 835,484 shares of the Company's common stock.


NOTE 5--ISSUANCE OF DEBT

     On September 15, 1997, the Company completed the issuance and sale of $185.0 million aggregate principal amount of its 4 1/2% Convertible Subordinated Notes due in 2004 (the "Notes"). The Notes are convertible, at the election of the holder, into shares of the Company's common stock at a conversion rate equivalent to a conversion price of $31.50 per share after being adjusted to reflect the stock split. A portion of the proceeds from the sale of the Notes was used to repay the Company's entire indebtedness under its senior credit facility with the remainder to be used for general corporate purposes.

     The Notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. On October 22, 1997, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") covering resales by holders of the Notes and any shares of common stock received upon conversion of the Notes. The Note Registration Statement, once it is declared effective by the SEC, will permit such resales to be made without any volume limitations or other constraints normally applicable to sales of "restricted securities."


NOTE 6--CHANGE IN EFFECTIVE INCOME TAX RATE

During the second quarter of fiscal 1998, the Company lowered its estimated annual effective tax rate to approximately 30% reflecting the anticipated year-to-date benefit of income tax credits arising from certain of the Company's construction contracts. This change in effective tax rate had the effect of increasing net income for the six month and three month periods ended September 30, 1997 by $1.5 million or $0.05 per share after adjustment for the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



     Certain statements (other than statements of historical fact) contained in this document are forward-looking statements. Forward-looking statements are generally accompanied by words such as "anticipate," "believe," "estimate" or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include risks such as dependence on U.S. Navy contracts, intense competition and contractual, labor, regulatory and other risks in the shipbuilding industry and risks related to the market for offshore support vessels and offshore double hull tank barges. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.


Financial Condition
-------------------

     Increases in balance sheet accounts at September 30, 1997 as compared to March 31, 1997 were primarily the result of the acquisition of Texas Drydock, Inc. (TDI) and the issuance of convertible subordinated debentures. Increases in contract receivables ($26.7 million), costs and estimated earnings in excess of billings on uncompleted contracts ($28.1 million), and excess of cost over net assets acquired ($27.6 million) were primarily attributable to the TDI acquisition. Increases in cash ($55.0 million) and long-term debt ($136.7 million) were primarily related to the issuance of the convertible subordinated debentures. Property, plant and equipment increased by $40.6 million as a result of the TDI acquisition as well as additions to property and equipment at other shipyards in response to increased construction activity.


Results of Operations
---------------------


                    Six Months Ended September 30 ,1997 vs.
                    ---------------------------------------
                      Six Months Ended September 30, 1996
                      -----------------------------------

     Contract revenue earned increased by $119.8 million or 66.4% in the first six months of fiscal 1998 over the comparable period in fiscal 1997. This increase was primarily the result of increased revenue from construction and repair of energy related products ($126.2 million) offset by decreased revenue from construction and repair of commercial products ($16.2 million). Revenue from construction and repair of energy related products includes all of TDI-Halter's revenue for the period. Comparative revenue by product line for the six months ended September 30 is as follows:

                                     Six Months Ended
                                       September 30,
                             -------------------------------
                                 1997             1996
                             ------------  -----------------
                                     (in millions)

Government Products           $101.6   33.8%    $ 97.1   53.8%
Commercial Products             25.7    8.6       41.9   23.2
Energy Products                157.0   52.3       30.8   17.1
Other Products                  15.9    5.3       10.6    5.9
                              ------   ----      -----   ----

Total Revenue                 $300.2  100.0%    $180.4  100.0%
                              ======  =====     ======  =====


     The gross profit margin of 13.4% for the first six months of fiscal year 1998 remained stable compared to the same period in fiscal year 1997.

     Selling, general and administrative expenses increased by $6.0 million in the first six months of fiscal 1998 as compared to the same period last year. As a percent of contract revenue earned, these expenses decreased to 5.5% for the six months ended September 30, 1997 from 5.8% for the same period a year ago. The increase in expenses resulted from inclusion of TDI-Halter's selling, general and administrative expenses for the six months and from increased activities related to the overall growth of the Company.

     Interest expense increased $1.4 million in the first six months of fiscal 1998 as compared to the same period in fiscal 1997 principally from the additional borrowings incurred by the Company in connection with the acquisition of TDI.

     The decrease in the effective tax rate to approximately 30% for the first six months of fiscal 1998 as compared to 40.0% in the same period last year reflects the anticipated benefit of income tax credits arising from certain of the Company's construction contracts. The availability of these income tax credits in future periods is uncertain.

    The Company's construction backlog increased to $607.0 million at September 30, 1997, an increase of $150.3 million (32.9%)from September 30, 1996 and $128.2 million (26.8%)from March 31, 1997. This increase in backlog generally reflects the growth of the Company's energy backlog which includes that of TDI-Halter at September 30, 1997.

                   Three Months Ended September 30, 1997 vs.
                   -----------------------------------------
                     Three Months Ended September 30, 1996
                     -------------------------------------


     Contract revenue earned increased by $56.7 million or 60.0% for the three months ended September 30, 1997 compared to the same period last year. This increase was primarily the result of increased revenue from construction and repair of energy related products ($69.7 million) which includes all of TDI-Halter's revenue for the period offset by decreased revenue from construction and repair of government products ($12.6 million). Comparative revenue by product line for the three months ended September 30 is as follows:



                                       Three Months Ended
                                          September 30,
                             --------------------------------------
                                   1997                   1996
                             ----------------         -------------
                                          (in millions)

Government Products           $ 43.4   28.7%          $56.0   59.3%
Commercial Products             14.3    9.5            17.3   18.3
Energy Products                 85.9   56.8            16.2   17.1
Other Products                   7.6    5.0             5.0    5.3
                              ------   ----           -----  -----

Total Revenue                 $151.2  100.0%          $94.5  100.0%
                              ======  =====           =====  =====


     The gross profit margin increased to 14.35% for the second quarter of fiscal 1998 compared to 13.54% in the second quarter of fiscal 1997.
The second quarter of fiscal 1998 includes new revenue from the repair and conversion of offshore drilling rigs which generated higher margins from that experienced by other product lines.

     Selling, general and administrative expenses increased by $3.1 million in the second quarter of fiscal 1998 as compared to the same quarter in fiscal 1997. As a percent of contract revenue earned, these expenses decreased to 5.8% for the three months ended September 30, 1997 from 5.9% for the same period a year ago. The increase in expenses resulted from inclusion of TDI-Halter's selling, general and administrative expenses for the three months and from increased activities related to the overall growth of the Company.

     Interest expense increased $0.9 million in the second quarter of fiscal 1998 as compared to the same period in fiscal 1997 principally from the additional borrowings incurred by the Company in connection with the acquisition of TDI.

     The decrease in the effective tax rate to 22.8% for the second quarter of fiscal 1998 as compared to 39.1% the same period in fiscal 1997 reflects the anticipated benefit of income tax credits arising from certain of the Company's construction contracts. The year-to-date estimated impact of these anticipated benefits was recorded during the current quarter. The availability of these income tax credits in future periods is uncertain.

Liquidity and Sources of Capital
--------------------------------

     The Company's needs for capital for the six month and three month periods ending September 30, 1997 resulted primarily from the acquisition of Texas Drydock, Inc., the acquisition of fixed assets and increased working capital requirements as a result of the Company's growth. These needs were funded by borrowing from the Company's existing credit facility and the issuance of convertible subordinated notes. The Company believes that the cash flow from operations, the remaining funds available under the existing credit facility and excess cash generated from the Company's recent debt offering will be sufficient to fund its requirements for working capital, capital expenditures, acquisitions and other capital needs for at least the next twelve months.


ITEM 3.       QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


  Not Applicable.


                                    PART II
                               OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.
           ---------


  11.1    Statement re Computation of Earnings Per Share.

  27.1    Financial Data Schedule.


      (b) Reports on Form 8-K. The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 1997:


Date of Report       Item Number and Subject Matter
--------------       ------------------------------


July 31, 1997        Item 5 - reporting a press release announcing the Company's contemplation of a Rule 144A Offering of debt securities.

July 31, 1997        Item 2 - amending the reporting on Form 8-K, dated April 4,
                     1997, of the purchase of fifty-one percent of the stock of Maritime Holdings, Inc., the primary asset of which is eighty percent of the stock of Texas Drydock, Inc. (TDI) and the simultaneous purchase of fifty-one percent of the other twenty percent of the issued and outstanding capital stock of TDI; and, amending the reporting on Form 8-K, dated May 16, 1997, of the purchase of the remaining forty-nine percent of the issued and outstanding stock of Maritime

                     Holdings, Inc. and the remaining forty-nine percent of the other twenty-percent of TDI (the name of which had been changed to TDI-Halter, Inc.)

August 27, 1997      Item 5 - reporting a press release announcing the Company's intention to make a Rule 144A offering of convertible subordinated debt.

September 10, 1997   Item 5 - reporting a press release announcing the
                     Company's commencement of its Rule 144A offering of convertible subordinated debt.

September 16, 1997   Item 5 - reporting a press release announcing the Company's consummation of its Rule 144A offering of convertible subordinated debt.

September 30, 1997   Item 5 - reporting a press release announcing that the
                     Company's Board of Directors had declared a three-for-two stock split in the form of a stock dividend.

October 7, 1997      Item 5 - reporting a press release announcing the Company's pending acquisition of three companies that will form the basis of its new Engineered Products Group subject to certain conditions, including completion of definitive purchase agreements and the approval of Halter's board of directors.

October 21, 1997     Item 2 - amending the reporting on Form 8-K/A, dated July
                     31, 1997, which amended the reporting on Form 8-K, dated
                     April 4, 1997 of the purchase of fifty-one percent of the stock of Maritime Holdings, Inc., the primary asset of which is eighty percent of the stock of Texas Drydock, Inc.
                     (TDI) and the simultaneous purchase of fifty-one percent of the other twenty percent of the issued and outstanding capital stock of TDI; and, amended the reporting on Form
                     8-K, dated May 16, 1997, of the purchase of the remaining forty-nine percent of the issued and outstanding stock of Maritime Holdings, Inc. and the remaining forty-nine percent of the other twenty-percent of TDI (the name of which had been changed to TDI-Halter, Inc.)

November 12, 1997    Item 5 - Reporting replacement of the Company's existing
                     senior credit facility with a new senior credit facility effective October 31, 1997; and, reporting a press release announcing completion of its acquisition of three companies that have formed the basis of its new Engineered Products
                     Group.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1997      HALTER MARINE GROUP, INC.


                             By: /s/ KEITH L. VOIGTS
                                 -------------------------------
                             Keith L. Voigts
                             Senior Vice President-Finance
                             As a Duly Authorized Officer
                             and Principal Financial
                             Officer