Form 10-Q
period 1997-12-31
HALTER MARINE GROUP INC
filed 1998-02-09
CIK 1017646

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                              ___________________



                                   FORM 10-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         December 31, 1997
                               ----------------------------------------------

                                 OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ______________________


                       Commission file number   33-6967
                                              -----------



                           HALTER MARINE GROUP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



   Delaware                                            75-2656828
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation           (I.R.S. Employer
        or Organization)                                    Identification No.)


 13085 Industrial Seaway Road, Gulfport, Mississippi               39503
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code:      (601)896-0029
                                                    ----------------------------

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
                                              Yes X   No
                                                 ----    ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS



  Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of the latest practicable date.     28,521,361
                                                  ------------

                                    PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.


                           HALTER MARINE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)



                                        DECEMBER 31        MARCH 31
                                           1997              1997
                                        -----------        --------
                Assets                  (UNAUDITED)
                ------
Current Assets:
   Cash and cash equivalents                 $ 51.6          $  7.1
   Contract receivables                       104.6            36.1
   Due from former parent company                 -            11.5
   Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                     93.3            77.7
   Inventories                                 15.3            10.8
   Other current assets                         6.1             4.5
                                             ------        --------
      Total current assets                    270.9           147.7

Property, plant and equipment, net            113.4            61.4
Excess of cost over net assets
  acquired                                     79.0               -
Other assets                                    9.1             0.3
                                             ------        --------
                                             $472.4          $209.4
                                             ======        ========


Liabilities and Stockholders' Equity
--------------------------------------
Current Liabilities:
   Accounts payable and accrued
     liabilities                             $ 47.4          $ 30.6

   Billings in excess of costs and
     estimated earnings on
     uncompleted contracts                     78.4            19.9
   Notes payable and current
     portion of long-term debt                  7.2             8.7
   Deferred income taxes                        4.0             2.9
                                             ------        --------
      Total current liabilities               137.0            62.1

Long-term debt, less current portion          188.3            52.0
Other noncurrent liabilities                    1.9             2.0
                                             ------        --------
      Total  liabilities                      327.2           116.1

Stockholders' equity:
   Common stock                                 0.3             0.2
   Additional paid-in capital                 114.0            84.2
   Retained earnings                           30.9             8.9
                                             ------        --------
      Total  stockholders' equity             145.2            93.3
                                             ------        --------
                                             $472.4          $209.4
                                             ======        ========


See accompanying notes to consolidated financial statements.

                           HALTER MARINE GROUP, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                     NINE MONTHS
                                                  ENDED DECEMBER 31
                                                  -----------------
                                                     1997    1996
                                                  --------  -------

Contract revenue earned                             $480.8   $292.9

Cost of revenue earned                               414.0    256.2
                                                    ------   ------

    Gross profit                                      66.8     36.7
Selling, general and
 administrative expenses                              27.1     15.5
Amortization of excess of
  cost over net assets acquired                        1.5        -
                                                    ------   ------
   Operating income                                   38.2     21.2

Other expenses:
   Interest expense, net                               5.0      2.4
   Other, net                                          1.8        -
                                                    ------   ------
                                                       6.8      2.4
                                                    ------   ------
Income before income taxes                            31.4     18.8

Income taxes                                           9.4      7.4
                                                    ------   ------

Net income                                          $ 22.0   $ 11.4
                                                    ======   ======

Net income per share*                               $ 0.79   $ 0.42
                                                    ======   ======

Net income per share, diluted*                      $ 0.76   $ 0.42
                                                    ======   ======

Weighted average shares outstanding:*
  Basic                                               27.9     27.1

  Diluted                                             31.3     27.1


*Pro forma for 1996.


See accompanying notes to consolidated financial statements.

                           HALTER MARINE GROUP, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE DATA)




                                              THREE MONTHS
                                            ENDED DECEMBER 31
                                            -----------------
                                               1997    1996
                                            --------  -------

Contract revenue earned                       $180.6   $112.5

Cost of revenue earned                         154.0    100.0
                                              ------   ------
    Gross profit                                26.6     12.5

Selling, general and
  administrative expenses                       10.7      5.0
Amortization of excess of
  cost over net assets acquired                  0.8        -
                                              ------   ------
   Operating income                             15.1      7.5

Other expenses:
   Interest expense, net                         1.8      0.7
   Other, net                                    0.8        -
                                              ------   ------
                                                 2.6      0.7
                                              ------   ------
Income before income taxes                      12.5      6.8

Income taxes                                     3.7      2.6
                                              ------   ------
Net income                                    $  8.8   $  4.2
                                              ======   ======
Net income per share                          $ 0.31   $ 0.15
                                              ======   ======
Net income per share, diluted                 $ 0.29   $ 0.15
                                              ======   ======

Weighted average shares outstanding:

  Basic                                         28.2     27.1

  Diluted                                       35.7     27.2



See accompanying notes to consolidated financial statements.

                           HALTER MARINE GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)



                                                         NINE MONTHS
                                                      ENDED DECEMBER 31
                                                   ----------------------
                                                         1997        1996
                                                   ----------- ----------
Net cash provided (required) by
  operating activities                                  $  45.8    $(12.0)

Cash flows from investing activities:
   Purchase of subsidiaries, net
     of cash acquired                                     (88.7)        -
   Capital expenditures                                   (31.3)    (10.1)
   Proceeds from disposals of equipment                       -       0.6
                                                        -------    ------
       Net cash required by
         investing activities                            (120.0)     (9.5)

Cash flows from financing activities:

   Net borrowing from former parent
      company                                                 -     (51.2)
   Additions to debt                                      248.7         -
   Debt issuance costs                                     (5.7)        -
   Principal payments on debt                            (124.4)        -
   Net proceeds from sale of stock                           .1      33.8
                                                        -------    ------
        Net cash provided  by
        financing activities                              118.7      26.6
                                                        -------    ------

Net increase in cash and cash equivalents                  44.5       5.1

Cash and cash equivalents:
  Beginning of period                                       7.1       0.7
                                                        -------    ------

  End of period                                         $  51.6    $  5.8
                                                        =======    ======



See accompanying notes to consolidated financial statements.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               DECEMBER 31, 1997





NOTE 1--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Halter Marine Group, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended March 31, 1997.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share" which is required to be adopted for the quarter ended December 31, 1997. This Statement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of stock options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS No. 128 requirements.


NOTE 2--STOCK SPLIT

  On September 29, 1997, the Board of Directors declared a three-for-two split of the Company's common stock, effectuated in the form of a stock dividend paid October 31, 1997 to shareholders of record as of October 15, 1997. As a result, earnings per share computations and related weighted average shares outstanding for all periods presented in the foregoing financial statements have been adjusted to reflect the stock split.

NOTE 3--RECONCILIATION OF NET INCOME PER SHARE


  The following table sets forth the computation of basic and diluted net income per share:

                                                NINE                 THREE
                                           MONTHS ENDED          MONTHS ENDED
                                            DECEMBER 31           DECEMBER 31
                                        ------------------      ----------------
                                          1997      1996          1997     1996
                                        --------  --------      -------  -------
Numerator:
----------
Net Income                                $22.0     $11.4         $8.8     $4.2
                                          =====     =====         ====     ====
Numerator for net income
 per share                                $22.0     $11.4         $8.8     $4.2

Effect of dilutive securities:
 4 1/2% Convertible Notes                  1.7          -          1.5        -
                                          -----     -----         ----     ----
Numerator for net income per
 share, diluted, after
 assumed conversion                       $23.7     $11.4        $10.3     $4.2
                                          =====     =====         ====     ====
Denominator:
------------
Denominator for net income
 per share--weighted
 average shares outstanding*               27.9      27.1         28.2     27.1

Effect of dilutive securities:

 Employee Stock Options                     1.2         -          1.6       .1
 4 1/2% Convertible Notes                   2.2         -          5.9        -
                                          -----     -----         ----     ----

Denominator for net income per
 share, diluted, after assumed
 conversion*                               31.3      27.1         35.7     27.2
                                           ====      ====         ====     ====
Net income per share*                     $0.79     $0.42        $0.31    $0.15
                                          =====     =====        =====    =====
Net income per share, diluted*            $0.76     $0.42        $0.29    $0.15
                                          =====     =====         ====     ====

*Pro forma for nine months ended December 31, 1996.


For additional information regarding the 4 1/2% Convertible Subordinated Notes, refer to Note 6.

NOTE 4--ACQUISITION OF TEXAS DRYDOCK, INC.


  On April 4, 1997, the Company acquired a 51% interest in and obtained an option to acquire the remaining 49% of Texas Drydock, Inc. (TDI), a company engaged principally in the construction, conversion and repair of offshore oil drilling rigs. On May 16, 1997, the Company acquired the remaining 49% of TDI. The aggregate purchase price amounted to approximately $50 million which was paid in cash. In addition, the Company advanced TDI $4.5 million for working capital and a fixed asset acquisition. A substantial portion of the total purchase price was allocated to cost in excess of net assets acquired. The pro forma unaudited results of operations for nine months and three months ended December 31, 1996, assuming consummation of the purchase as of April 1, 1996, are as follows:



                                             NINE MONTHS   THREE MONTHS
                                                ENDED         ENDED
                                               12/31/96      12/31/96
                                              ---------     ---------
                                        (in millions, except per share data)

Contract revenue earned                       $   374.8     $   140.5
Net Income                                    $    13.4     $     5.4

Net income per share                          $     .49     $     .20
Net income per share, diluted                 $     .49     $     .20

Pro forma weighted average
  number of shares outstanding:
Basic                                              27.1          27.1
Diluted                                            27.1          27.2



NOTE 5--OTHER ACQUISITIONS

  During the current quarter, the Company completed the acquisitions of four companies, including AmClyde Engineered Products, Inc., and formed the Engineered Products Group. The aggregate purchase price for the combined companies was $65 million, of which approximately $35 million was paid in cash and the balance in 835,484 shares of the Company's common stock.

  In August 1997, the Company completed the acquisition of Bludworth Bond Shipyard, Inc. which included two vessel repair yards. In January 1998, the Company announced that it had signed a letter of intent to acquire the stock of three companies comprising the operations of Calcasieu Shipyard, Inc., Sulphur, Louisiana. Closing is expected during the fourth quarter of the current fiscal year.


NOTE 6--ISSUANCE OF DEBT

  On September 15, 1997, the Company completed the issuance and sale of $185.0 million aggregate principal amount of its 4 1/2% Convertible Subordinated Notes due in 2004 (the "Notes"). The Notes are convertible, at the election of the holder, into shares of the Company's common stock at a conversion rate equivalent to a conversion price of $31.50 per share (adjusted for the stock split). A portion of the proceeds from the sale of the Notes was used to repay the Company's entire indebtedness under its senior credit facility with the remainder to be used for general corporate purposes.

  The Notes were not registered under the Securities Act of 1933, and could not be offered or sold in the United States without registration or an applicable exemption from the registration requirements. A registration statement covering resales of the Notes became effective on December 30, 1997. As a result, holders of Notes who are identified in the registration statement may make resales of the Notes, as described in the registration statement, without any volume limitations or other constraints normally applicable to sales of "restricted securities."


NOTE 7--CHANGE IN EFFECTIVE INCOME TAX RATE

During the second quarter of fiscal 1998, the Company lowered its estimated annual effective tax rate to approximately 30% reflecting the anticipated year-to-date benefit of a credit for increased research activities. The third quarter continues to reflect an estimated annual effective tax rate of 30%. This change in effective tax rate had the effect of increasing net income for the nine month and three month periods ended December 31, 1997 by $3.2 million, or $0.10 per share, diluted, and $1.2 million, or $0.03 per share, diluted, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Certain statements (other than statements of historical fact) contained in this document are forward-looking statements. Forward-looking statements are generally accompanied by words such as "anticipate," "believe," "estimate" or "expect" or similar statements. Although the Company believes that the expectations described in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include risks such as dependence on U.S. Navy contracts, intense competition and contractual, labor, regulatory and other risks in the shipbuilding industry and risks related to the market for offshore support vessels and offshore double hull tank barges. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.


Financial Condition
-------------------

  Increases in balance sheet accounts at December 31, 1997 as compared to March 31, 1997 were primarily the result of the acquisitions of Texas Drydock, Inc.
(TDI) and other companies and the issuance of convertible subordinated debentures.

Results of Operations
---------------------


                    Nine Months Ended December 31 ,1997 vs.
                      Nine Months Ended December 31, 1996

  Contract revenue earned increased by $187.9 million or 64.2% in the first nine months of fiscal 1998 over the comparable period in fiscal 1997. This increase was primarily the result of increased revenue from construction and repair of energy related products ($309.3 million) offset by decreased revenue from construction and repair of government products ($15.2 million) and construction and repair of commercial products ($14.7 million). Of the total increase of $187.9 million, $126.1 million, or 67.1% of the total increase, was attributable to revenue generated from companies newly acquired in fiscal year 1998. Revenue from construction and repair of energy related products includes all of TDI-Halter's revenue for the period. Comparative revenue by product line for the nine months ended December 31 is as follows:



                                Nine Months Ended
                                    December 31
                          -----------------------------
                               1997            1996
                          ------------    -------------
                                  (in millions)

Government Products      $148.3  30.8%   $163.5    55.8%
Commercial Products        47.8   9.9      62.6    21.4
Energy Products           245.7  51.1      50.5    17.2
Engineered Products         8.1   1.7         -       -
Other Products             30.9   6.5      16.3     5.6
                          ----- -----     -----   -----
Total Revenue            $480.8 100.0%   $292.9   100.0%
                          ===== =====     =====   =====


  The gross profit margin increased to 13.9% for the first nine months of fiscal 1998 compared to 12.5% for the same period last year. The increased gross margin was primarily due to increased revenue of higher margin business.

  Selling, general and administrative expenses increased by $11.6 million in the first nine months of fiscal 1998 as compared to the same period last year. As a percent of contract revenue earned, these expenses increased to 5.6% for the nine months ended December 31, 1997 from 5.3% for the same period a year ago. The increase in expenses resulted from increased activities related to the overall growth of the Company.

  Interest expense increased $2.6 million in the first nine months of fiscal 1998 as compared to the same period in fiscal 1997 principally from the additional borrowings incurred by the Company in connection with the acquisition of TDI.

  The decrease in the effective tax rate to approximately 30% for the first nine months of fiscal 1998 as compared to approximately 40.0% in the same period last year results from the anticipated benefit of income tax credits for increased research activities. The availability of these income tax credits in future periods is uncertain.

  The Company's construction backlog increased to $732.7 million at December 31, 1997, an increase of $ 308.0 million (72.5%)from December 31, 1996 and $253.9 million (53.0%)from March 31, 1997. This increase in backlog generally reflects the growth of the Company's energy backlog which includes that of TDI-Halter at December 31, 1997 and the addition of its new Engineered Products Group.


                   Three Months Ended December 31, 1997 vs.
                     Three Months Ended December 31, 1996

  Contract revenue earned increased by $68.1 million or 60.5% for the three months ended December 31, 1997 compared to the same period last year. This increase was primarily the result of increased revenue from construction and repair of energy related products ($69.0 million) which includes all of TDI-Halter's revenue for the period and from other products ($17.2 million) which includes all of the revenue from the Engineered Products Group, offset by decreased revenue from construction and repair of government products ($19.7 million). Of the total increase of $68.1 million, $56.7 million, or 83.3% of the total increase, was the result of revenue generated from companies newly acquired in fiscal year 1998. Comparative revenue by product line for the three months ended December 31 is as follows:


                              Three Months Ended
                                   December 31
                          ----------------------------
                              1997             1996
                          -------------     ----------

                                   (in millions)

Government Products       $46.6    25.8%   $66.3  59.0%
Commercial Products        22.2    12.3     20.7  18.3

Energy Products            88.7    49.1     19.7  17.5
Engineered Products         8.1     4.5        -     -
Other Products             15.0     8.3      5.8   5.2
                           ----  ------   ------ -----

  Total Revenue        $  180.6   100.0%  $112.5 100.0%
                         ======  ======   ====== =====

  The gross profit margin increased to 14.7% for the third quarter of fiscal 1998 compared to 11.1% in the third quarter of fiscal 1997. The third quarter of fiscal 1998 includes new revenue from the repair and conversion of offshore drilling rigs which generated higher margins from that experienced by other product lines.

  Selling, general and administrative expenses increased by $5.7 million in the third quarter of fiscal 1998 as compared to the same quarter in fiscal 1997. As a percent of contract revenue earned, these expenses increased to 5.9% for the three months ended December 31, 1997 from 4.4% for the same period a year ago.

The increase in expenses primarily resulted from inclusion of selling, general and administrative expenses of TDI-Halter and the Engineered Products Group for the three months and from increased activities related to the overall growth of the Company.

  Interest expense increased $1.1 million in the third quarter of fiscal 1998 as compared to the same period in fiscal 1997 principally from the additional borrowings incurred by the Company in connection with the acquisition of TDI.

  The decrease in the effective tax rate to 30% for the third quarter of fiscal 1998 as compared to 38% for the same period in fiscal 1997 is a result of the anticipated benefit of income tax credits arising from increased research activities. The availability of these income tax credits in future periods is uncertain.


Liquidity and Sources of Capital
--------------------------------

  The Company's needs for capital for the nine month and three month periods ending December 31, 1997 resulted primarily from the acquisition of Texas Drydock, Inc. and other companies, the acquisition of fixed assets and increased working capital requirements as a result of the Company's growth. These needs were funded by borrowing from the Company's existing credit facility and the issuance of convertible subordinated notes. The Company believes that the cash flow from operations, the remaining funds available under the existing credit facility and excess cash generated from the Company's recent debt offering will be sufficient to fund its requirements for working capital, capital expenditures, acquisitions and other capital needs for at least the next twelve months.


ITEM 3.       QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not Applicable.

                                    PART II

                               OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits.

       27.1    Financial Data Schedule.

  (b) Reports on Form 8-K. The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 1997:

Date of Report      Item Number and Subject Matter
--------------      ------------------------------



October 7, 1997     Item 5 - reporting a press release announcing the Company's pending acquisition of three companies that will form the basis of its new Engineered Products Group subject to certain conditions, including completion of definitive purchase agreements and the approval of Halter's board of directors.

October 21, 1997    Item 2 -amending the reporting on Form 8-K/A, dated July
                    31, 1997, which amended the reporting on Form 8-K, dated
                    April 4, 1997 of the purchase of fifty-one percent of the stock of Maritime Holdings, Inc., the primary asset of which is eighty percent of the stock of Texas Drydock, Inc. (TDI) and the simultaneous purchase of fifty-one percent of the other twenty percent of the issued and outstanding capital stock of TDI; and, amended the reporting on Form 8-K, dated
                    May 16, 1997, of the purchase of the remaining forty-nine percent of the issued and outstanding stock of Maritime
                    Holdings, Inc. and the remaining forty-nine percent of the other twenty-percent of TDI (the name of which had been changed to TDI-Halter, Inc.)

November 12, 1997   Item 5-Reporting replacement of the Company's existing
                    senior credit facility with a new senior credit facility effective October 31, 1997; and, reporting a press release announcing completion of its acquisition of three companies that have formed the basis of its new Engineered Products
                    Group.


                                 SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February  9, 1998                 HALTER MARINE GROUP, INC.


                                        By:/S/KEITH L.VOIGTS
                                           --------------------------
                                           Keith L. Voigts
                                           Senior Vice President-Finance
                                           As a Duly Authorized Officer
                                           and Principal Financial Officer