Form 10-K
period 1998-03-31
HALTER MARINE GROUP INC
filed 1998-06-29
CIK 1017646

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 33-6967

                           HALTER MARINE GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        75-2656828
                   --------                                        ----------
 (STATE OR OTHER JURISDICTION OF INCORPORATION
                OR ORGANIZATION)                       (IRS EMPLOYER IDENTIFICATION NO.)
   13085 SEAWAY ROAD, GULFPORT, MISSISSIPPI                          39503
   (ADDRESS OF PRINICIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (228) 896-0029

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------               -----------------------------------------
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

  The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of June 1, 1998 was approximately $528,000,000 - based on the closing price per share as reported by the American Stock Exchange.

  Common Shares outstanding as of June 1, 1998: 28,823,158

  Portions of the Proxy Statement with respect to the 1998 annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEMS 1 AND 2: BUSINESS

GENERAL

  Halter Marine Group, Inc. and subsidiaries (collectively, the "Company") is a provider of design, construction, conversion, and repair services for offshore drilling rigs, vessels, and engineered products servicing the offshore energy, government and commercial markets. The Company, which conducts its operations in three business segments (Vessels, Rigs, and Engineered Products), meets its customer requirements through multiple production facilities, and a current workforce of more than 7,400 skilled craftsmen, engineers and administrative personnel.

  Halter Marine Group, Inc. is a Delaware corporation incorporated on June 24, 1996 to serve as the parent of a new consolidated group. The Company formerly conducted the business of construction, repair and conversion of primarily ocean-going vessels for the governmental and commercial markets as a division of Trinity Industries, Inc. ("Trinity"). On September 26, 1996, the Company completed an initial public offering of 18.7% of its stock. On March 31, 1997, Trinity distributed all of the remaining stock of the Company to its stockholders.

OVERVIEW OF OPERATIONS

 Vessels

  The Company is the fourth largest shipbuilder, and the largest builder of small to medium sized ocean-going vessels in the United States. The Company, which has built more than 2,600 vessels in the past 40 years, specializes in the new construction of vessels under 400 feet in length for the offshore energy, government and commercial markets. The Company's Vessels segment operates nine shipyards principally dedicated to the new construction of marine vessels, although several of the Company's facilities also perform work for the Rigs and Engineered Products segments. All of the Company's new vessel construction yards are strategically located along the Gulf Coast in Florida, Mississippi and Louisiana. The Company's multiple shipyards employ advanced manufacturing techniques, including modular construction and zone outfitting methods, and provide the Company significant flexibility and efficiency in manufacturing a wide variety of vessels. The Company believes that these factors, together with its large and experienced engineering team and work force, position it to be a versatile and cost efficient domestic shipbuilder.

  The Company also is a provider of repair and conversion services for small to medium-sized ocean-going vessels and barges that service the offshore energy and commercial markets. The Company operates six shipyards along the Gulf Coast from Louisiana to Texas dedicated to the repair and conversion of vessels and barges.

 Rigs

  As a result of the acquisition of Texas Drydock, Inc. ("TDI") which was completed in May 1997 (the "TDI Acquisition"), the Company became a leading industry participant providing new construction, conversion and repair services for mobile offshore rigs in the drilling industry. The Company operates six shipyards in southeast Texas where it performs repair and conversion work on jackup, submersible and semi-submersible drilling rigs. In connection with TDI's acquisition of Trinity Marine Orange, Inc. in May 1998, the Company acquired a facility in Orange, Texas that will be dedicated to the construction of new offshore rigs. In addition to the yards dedicated to the Rigs segment, facilities in the Vessels segment also support the fabrication requirements of the Rigs segment.

 Engineered Products

  The Company entered the engineered products market during fiscal 1998 with the acquisitions of AmClyde Engineered Products, Inc., Utility Steel Fabrication, Inc., Fritz Culver, Inc., and McElroy Machine & Manufacturing Co., Inc. These companies, which now comprise the newly-formed Engineered Products Group, design, manufacture and market cranes, derricks, winches, hoists, windlasses, jacks, linear winches, fairleads, capstans, tuggers, locking devices, turret bearings, control systems, and other related products used in the marine, offshore and construction industries. The companies comprising the Engineered Products Group have an international reputation as designers and builders of the world's largest cranes, mooring systems, and towing winches.

BUSINESS STRATEGY

  The Company's strategy is to position itself as a cost efficient marine manufacturer, making it a low-cost provider of a wide variety of products to diversified global markets. The Company has taken steps to increase the number of products and services it offers to the offshore energy industry through internal growth, acquisitions, and international expansion and it plans to continue to provide products and services for government and commercial customers. The Company intends to consider, in the future, business opportunities that it believes promote this business strategy.

ACQUISITIONS

  Since its separation from Trinity, the Company has acquired, through either stock or asset purchase, 10 companies including the acquisition of Trinity Marine Orange, Inc. in May 1998. The aggregate purchase price for acquisitions was approximately $152 million, of which approximately $109 million was paid in cash and the balance in approximately 1,135,000 shares of the Company's common stock. These acquisitions are described below.

 TDI Acquisition

  On April 4, 1997, the Company acquired a 51% interest in Texas Drydock, Inc. ("TDI") and obtained an option to acquire the remaining 49% of the company, a provider of new construction, modification and repair services for mobile offshore rigs used for oil and gas drilling and production. On May 16, 1997, the Company acquired the remaining 49% interest in TDI.

  In connection with the TDI Acquisition, the Company entered into various consulting agreements and employment agreements with certain officers of TDI. Rick S. Rees and Don O. Covington became executive officers of the Company. See "Management--Directors and Executive Officers."

 McDermott Acquisitions

  In June 1997, the Company acquired from McDermott International, Inc. ("McDermott") two shipyard properties near the Company's existing Gulfport, Mississippi facility, now operated as part of the Gulfport facility, which are used to build components for various vessels. In July 1997, the Company acquired from McDermott a third shipyard in Sabine Pass, Texas which is now dedicated to the conversion and repair of mobile offshore rigs.

 Bludworth Bond Acquisition

  In August 1997, the Company acquired all of the outstanding stock of Bludworth Bond Shipyard, Inc. ("Bludworth Bond"), which owns and operates two Texas shipyards specializing in drydock and dockside repair and conversion of vessels and barges. The Company believes that the acquisition of Bludworth Bond has enhanced the Company's presence in the vessel repair and conversion market.

 Engineered Products Group Acquisitions

  In October and December, 1997, the Company acquired four companies that formed the basis for its Engineered Products Group: AmClyde Engineered Products, Inc. of St. Paul, Minnesota; Utility Steel Fabrication, Inc. of Slidell, Louisiana; Fritz Culver, Inc. of Covington, Louisiana; and McElroy Machine & Manufacturing Co., Inc. of Gulfport, Mississippi. These companies design, manufacture and market cranes, derricks, winches, fairleads, capstans, tuggers, locking devices, turret bearings, control systems, and other related products used in the marine, offshore and construction industries.

 Calcasieu Shipyard Acquisition

  In February 1998, the Company acquired all of the outstanding capital stock of three companies comprising the operations of Calcasieu Shipyard ("Calcasieu") of Sulphur, Louisiana. Calcasieu is a full-service shipyard providing repair and conversion services, vessel and barge gas freeing and cleaning services, and specialized new construction.

 Trinity Marine Orange, Inc. Acquisition

  On May 29, 1998, the Company acquired all of the outstanding common stock of Trinity Marine Orange, Inc. ("Orange") of Orange, Texas. Orange is an 88-acre facility on the deep water Sabine River channel. The facility will be used to build mobile offshore drilling and production units as well as components for rigs under construction at other Company shipyards.

PRODUCTS AND MARKETS

  The Company specializes in the construction, repair, and conversion of a wide variety of vessels, rigs and engineered products for government, energy, commercial and other markets as described below. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding offshore vessels, mobile offshore rigs, and engineered products. See Part II, Item 8, "Financial Statements and Supplementary Data," Note 8 for additional financial information regarding the Company's business segments.

 Vessels

  The Company's Vessels segment builds small to medium sized ocean-going vessels for a wide variety of customers including offshore energy service companies (including offshore support vessels (OSV's) and double hull fuel barges), domestic and foreign governments (including oceanographic research and survey ships, high speed patrol boats and ferries), and other commercial enterprises (including tug boats, tow boats and offshore barges). In addition, the Company builds luxurious megayachts under the name "Trinity Yachts."

  The Company also provides a wide variety of repair and conversion services for vessels and barges that service the offshore energy and commercial markets.

  Revenue from vessels amounted to $476 million in fiscal 1998, and at March 31, 1998 the Company's construction backlog for vessels was $529 million or 65% of total backlog.

 Rigs

  The Company's Rigs segment engages in the construction, conversion and repair of mobile offshore rigs for drilling companies servicing the offshore energy industry. Services provided include converting jackup drilling rigs from a slot design to a cantilever design, lengthening legs on jackup drilling rigs, conversion of jackup drilling rigs into production units, conversion of submersible rigs into deepwater semi-submersible rigs and conversion of early generation semi-submersible rigs to provide the enhanced capabilities associated with later generation semi-submersible rigs.

  Revenue from mobile offshore rigs was $160 million in fiscal 1998, and at March 31, 1998 the Company's rig backlog was $229 million or 28% of total backlog.

 Engineered Products

  The Company's Engineered Products segment designs, manufactures and markets cranes, derricks, winches, hoists, windlasses, jacks, linear winches, fairleads, capstans, tuggers, locking devices, turret bearings, control systems, and other related products used in the marine, offshore and construction industries. Brand names include American, AmClyde, Clyde, Wiley, Lucker, Sauerman, Unit Mariner, J & B, McElroy, Fritz Culver, and Hepburn.

  Revenue from engineered products, included from the dates of acquisition, was $34 million in fiscal 1998, and at March 31, 1998, the Company's engineered products backlog was $60 million or 7% of total backlog.

OPERATIONS

  The Company conducts its new construction operations for vessels and rigs at 10 shipyards located along the Gulf Coast. The Company's new construction shipyards employ advanced manufacturing techniques, including modular construction methods, advanced welding techniques, panel line fabrication, computerized plasma arc metal cutting and automated sandblasting and painting. The Company conducts its vessel and rig repair and conversion operations at 12 shipyards which utilize 18 dedicated drydocks, including one of only two drydocks in the United States capable of docking large semi-submersible rigs. The Company's multiple shipyards, combined with its large engineering team, provide significant flexibility in the construction, repair and conversion of a wide variety of vessels. The Company believes that, together with its skilled and experienced work force, it is positioned to be a versatile and cost efficient domestic shipbuilder. In addition to its domestic operations, the Company's operations include four international ventures in Bahrain, Argentina, China, and the Philippines.

  The Company's shipyards are well-maintained facilities. The Company spent approximately $36 million on capital improvements for its existing shipyard facilities during fiscal 1998, and has budgeted approximately $47 million for capital improvements (excluding acquisitions) for these facilities during fiscal 1999.

  The Company's Engineered Products Group conducts its operations at six office facilities and four manufacturing facilities.

ENGINEERING

  Engineering is a key component of the products and services offered by the Company. The Company maintains a large engineering department which has been instrumental in helping it maintain its reputation as an innovative shipbuilder. The Company's engineering force consists of approximately 225 employees, 107 of whom are engineers or naval architects. In addition, the Company has an arrangement with Zentech Consulting Engineers, a firm in which the Company owns a minority interest, under which Zentech has agreed to provide consulting services for construction, conversion and repair of mobile offshore rigs. On occasion, the Company subcontracts to other engineering firms some of its engineering requirements.

MATERIALS AND SUPPLIES

  The principal materials used by the Company in its shipbuilding, conversion and repair, and engineered products businesses are standard steel shapes, steel plate and paint. Other materials used in large quantities include aluminum, steel pipe, electrical cable and fittings. The Company also purchases component parts such as propulsion systems, boilers, generators and other equipment. All of these materials and parts are currently available in adequate supply from domestic and foreign sources. The Company's Equitable and Gulfport shipyards are located on rail lines and typically obtain materials and supplies by rail, truck or barge. The remainder of the Company's shipyards ordinarily obtain materials and supplies by truck. The Company seeks to obtain favorable pricing and payment terms for its purchases by coordinating purchases among all of its shipyards and buying in large quantities. The Company has not engaged, and does not presently intend to engage, in hedging transactions with respect to its purchase requirements for materials. Management believes that the Company will continue to be able to obtain steel at relatively favorable prices.

  In addition to the above materials, the Company's Engineered Products segment uses machined steel castings, hydraulic cylinders and electrical control systems that are available on an international basis. The worldwide sourcing of these materials minimizes the reliance on any one geographic region.

SALES AND MARKETING

  The Company's marketing efforts for its Vessels segment are coordinated at the Company's headquarters in Gulfport, Mississippi. The Company coordinates the efforts of its Rigs segment from a sales office in Houston, Texas. The Engineered Products segment conducts its sales efforts from St. Paul, Minnesota with satellite offices in Houston, Texas, Metairie, Louisiana, and Slidell, Louisiana. The Company's sales and marketing force consists of approximately 68 employees. The Company has contractual arrangements in certain countries to assist it with its international marketing efforts.

COMPETITION

  The Company's Vessels segment competes for domestic commercial shipbuilding contracts principally with six to 10 U.S. shipbuilders based in the United States. The number and identity of competitors on particular projects vary greatly, depending upon the type of vessel and size of project. The Company competes for foreign commercial shipbuilding contracts principally with numerous shipyards based outside the United States, many of which are heavily subsidized by their governments.

  The Company's Rigs segment has two principal domestic competitors for the conversion and repair of mobile offshore rigs that operate in the Gulf of Mexico and at least three domestic competitors for the new construction of rigs. In international markets, the Company primarily competes with at least two additional companies located in Europe and in the Far East.

  The Company's Engineered Products segment competes primarily with five domestic and four foreign manufacturers in the market for offshore marine cranes, and with three domestic and two foreign companies in shipyard gantry cranes. The competition for mooring systems and deck equipment includes approximately five domestic and eight foreign suppliers. In addition, there are several other companies, both domestic and foreign, which occasionally compete in the engineered products market.

CONTRACT STRUCTURE AND PRICING

  The Company's contracts are generally obtained through a competitive bid process. Most of the contracts for new construction executed by the Company, whether commercial or governmental, are fixed-price contracts under which the Company retains all cost savings on completed contracts but is also liable for the full amount of all cost overruns. A limited number of the Company's contracts with the U.S. Navy are fixed-price incentive contracts, which provide for sharing between the government and the Company of cost savings and cost overruns based primarily on a specified formula that compares the contract target cost with actual cost. In addition, such fixed-price incentive contracts generally provide for payment of escalation of costs based on published indices relating to the shipbuilding industry. Although all cost savings are shared under fixed-price incentive contracts, costs overruns in excess of a specified amount must be borne entirely by the Company. Under government regulations, certain costs, including certain financing costs, portions of research and development costs and certain marketing expenses, are not allowable costs under fixed-price incentive contracts. The Company's only current U.S. Navy fixed-price incentive contracts relate to two oceanographic survey and research ships.

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

  The Company's contracts for repair and conversion services include both fixed price and time and materials contracts. Time and materials contracts are based on the Company's costs for labor and materials plus a specified profit percentage.

INSURANCE

  The Company's activities involve the fabrication and refurbishment of large steel structures, the operation of cranes and other heavy machinery and other operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The Company maintains insurance against such hazards as it considers economically prudent. The Company also maintains general liability and product liability insurance in amounts it deems appropriate for the Company's business.

  Some of the Company's contracts require a performance bond. The Company has arranged a facility with a group of insurance companies to provide these bonds when required.

EMPLOYEES

  As of March 31, 1998, the Company had 6,744 employees of whom 1,140 were salaried and 5,604 were employed on an hourly basis. None of the Company's employees is represented by any collective bargaining unit. Total employees at March 31, 1998 included contract labor of approximately 800 employees.

REGULATION

 Environmental Regulation

  The Company is subject to extensive and changing environmental laws, including laws and regulations that relate to air and water quality, impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance with these environmental laws. Additionally, these laws require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species and impose substantial liabilities for pollution related to Company operations or properties. The Company's operations are potentially affected by the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA (also known as the "Superfund" law) imposes liability (without regard to fault) on certain categories of persons for particular costs related to releases of hazardous substances at a facility into the environment that causes natural resource damages. Because the Company and previous owners and operators have conducted industrial operations at some of the Company's properties for many years, various materials from these operations might have been disposed of at such properties. This could result in obligations under Environmental Laws, such as requirements to remediate environmental impacts. In addition, the Company performs tank cleaning and gas-freeing operations at its Gretna and Calcasieu facilities that involve removal of residual fumes from vapor spaces in barges. There are risks associated with the operation, including possible explosion and emission of hazardous substances to the environment. The Company has taken actions deemed by it to be appropriate to minimize these risks.

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

 Health and Safety Matters

  Laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety govern the Company's facilities and operations. The Company believes that appropriate precautions are taken to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities.

 Jones Act

  The Jones Act requires that all vessels transporting products between U.S. ports must be constructed in U.S. shipyards, owned and crewed by U.S. citizens and registered under U.S. law, thereby eliminating competition from foreign shipbuilders with respect to vessels to be constructed for the U.S. coastwise trade. Many customers elect to have vessels constructed at U.S. shipyards, even if such vessels are intended for international use, in order to maintain flexibility to use such vessels in the U.S. coastwise trade in the future. In 1996 a legislative bill seeking to substantially modify the provisions of the Jones Act mandating the use of ships constructed in the United States for U.S. coastwise trade was introduced in Congress; however it did not pass. Similar bills seeking to rescind or substantially modify the Jones Act and eliminate or adversely affect the competitive advantages it affords to U.S. shipbuilders have been introduced in Congress from time to time and are expected to be introduced in the future. Any recission or material modification of the Jones Act could adversely affect the Company's future prospects because many foreign shipyards with which the Company competes are heavily subsidized by their governments.

 OPA '90

  Demand for double hull carriers has been created by the Oil and Pollution Act of 1990 ("OPA '90"), which generally requires U.S. and foreign vessels carrying fuel and certain other hazardous cargos and entering U.S. ports to have double hulls by 2015. OPA '90 established a phase-out schedule that began January 1, 1995 for all existing single hull vessels based on the vessel's age and gross tonnage. The Company estimates that OPA '90 will require 66 barges engaged in domestic trade to be retrofitted or replaced by 2005 and another 22 such barges to be retrofitted or replaced by 2010.

 Title XI Loan Guarantee Amendments and OECD

  In late 1993, Congress amended the loan guarantee program under Title XI of the Merchant Marine Act of 1936 ("MARAD"), to permit MARAD to guarantee loan obligations of foreign vessel owners who construct new vessels in the United States. As a result of these amendments, MARAD was authorized to guarantee loan obligations of foreign owners for foreign-flagged vessels that are built in U.S. shipyards on terms generally more advantageous than available under guarantee or subsidy programs of foreign countries. Under the OECD Accord, which was negotiated in December 1994, among the United States, the European Union, Finland, Japan, Korea, Norway and Sweden (which collectively control over 75% of the market share for worldwide vessel construction), the Title XI guarantee program will be required to be amended, once the OECD Accord is ratified by the United States, to eliminate the competitive advantages provided by the 1993 amendments to Title XI. In December 1995, a subcommittee of the Ways and Means Committee of the U.S. House of Representatives passed a bill providing for the implementation of the OECD Accord and elimination of the competitive advantages provided by the 1993 amendments to Title XI. To date, such bill has not been approved by either the U.S. House of Representatives or the U.S. Senate. If the OECD Accord is ratified by the U.S. (the only remaining party to the OECD Accord that has not yet ratified the OECD Accord), the OECD Accord would virtually eliminate all direct and indirect governmental shipbuilding subsidies by the party nations. Despite the fact that the OECD Accord will require the elimination of the competitive advantages provided to U.S. shipbuilders by the 1993 amendments to Title XI, management believes that the OECD Accord should significantly improve the ability of U.S. shipbuilders to compete successfully for international commercial contracts with foreign shipbuilders, many of which currently are heavily subsidized by their governments. Governmental subsidies to foreign shipbuilders currently range up to 19% of the vessel construction cost.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE PERFORMANCE

  All statements (other than statements of historical fact) contained in the Company's Annual Report, including the President's Letter to Stockholders and in this Form 10-K, including statements in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's financial position and liquidity; results of operations; prospects for commercial or government contracts; ability to take advantage of new vessel construction and conversion opportunities; labor supply and costs; selling, general and administrative costs; and other matters, are forward-looking statements. Forward-looking statements in this document generally are accompanied by words such as "anticipate," "believe," "estimate" or "expect" or similar words or phrases. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; no assurance can be given that such expectations will prove correct. Certain of the factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are discussed below. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph, and by the following discussion.

 Competition

  The shipbuilding and offshore rig construction and conversion industries are highly competitive. During the 1990's the U.S. shipbuilding industry has been characterized by substantial excess capacity because of the significant decline in U.S. Navy shipbuilding spending and the difficulties experienced by U.S. shipbuilders in competing successfully for international commercial projects against foreign shipyards, many of which are heavily subsidized by their governments. As a result of these factors, competition by U.S. shipbuilders for domestic commercial projects has increased significantly. Such increased competition has resulted in substantial pressure on pricing and profit margins.

 Dependence on Individual Customers

  Revenue derived from the construction of U.S. Navy vessels accounted for approximately 17.1%, 37.4%, and 47.3% of the Company's consolidated revenue in fiscal 1998, 1997, and 1996, respectively. There can be no assurance that the Company will be successful in obtaining new U.S. Navy contracts, all of which are competitively bid.

  Revenue derived from one customer for offshore support vessels accounted for approximately 11% of the Company's consolidated revenue in 1998. Revenue generated from this customer during fiscal 1997 and 1996 comprised less than 10% of the Company's revenue. There can be no assurance that the Company will be successful in obtaining new contracts with this customer, all of which are competitively bid.

 Conditions in the Offshore Oil and Gas Industry

  A significant portion of the Company's current contracts relate to the construction of offshore support vessels, and the construction, repair and conversion of mobile offshore rigs and equipment for vessels, rigs and offshore construction. Customer demand for offshore support vessels, mobile offshore rigs, and some of the Company's engineered products is dependent upon, among other things, the level of activity in offshore oil and gas exploration, development and production, particularly in the Gulf of Mexico where many of the offshore support vessels manufactured by the Company and the substantial majority of the mobile offshore rigs modified or repaired by the Company have been put into service. The level of activity in offshore oil and gas exploration, development and production is affected by such factors as prevailing oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of available offshore leases, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, technological advances and the ability of oil and gas companies to generate or otherwise obtain funds for capital expenditures. Although the Company believes there will be an increase in demand for offshore support vessels and mobile offshore rigs, the Company cannot predict future levels of activity in offshore oil and gas exploration, development and production.

 Availability of Shipyard Workers

  While the Company's shipyards are not currently experiencing severe labor shortages, shortages of skilled labor could limit the Company's ability to increase production to an extent that the Company might otherwise desire. No assurances can be given regarding whether severe shortages will be experienced at one or more of the Company's shipyards in future.

 Integration of Acquisitions and Management of Growth

  The Company's growth strategy has emphasized the acquisition of other offshore marine construction businesses and assets. There can be no assurance, however, that the Company will be able to continue to identify attractive acquisition opportunities, acquire additional companies on favorable terms and conditions or successfully acquire identified targets. In addition, no assurance can be given that the Company will be successful in integrating those businesses already acquired into its existing operations, and such integration may result in unforeseen operational difficulties or require a disproportionate amount of management's attention. Furthermore, there can be no assurance that competition for acquisition opportunities in the industry will not escalate, thereby increasing the cost to the Company of making further acquisitions or causing the Company to refrain from making further acquisitions.

 Contract Bidding Risk

  Most new construction contracts entered into by the Company, whether governmental or commercial, are fixed priced contracts under which the Company retains all cost savings on completed contracts but is also liable for the full amount of all cost overruns. Although the Company attempts to anticipate any increases through its estimation process which would be reflected in the contract's pricing, there can be variation in the total costs as estimated and the total costs as realized based upon a number of factors, including changing job conditions, variations in labor and equipment productivity and inefficiencies due to other work under construction during the life of the contract. Depending on the nature and size of the fixed price contract, variations from estimated contract performance could have a significant effect on the Company's operating results in any particular fiscal quarter or year.

  Many of the Company's contracts contain provisions requiring the payment by the Company of liquidated damages in the event that the Company fails to meet specified performance deadlines. There can be no assurance that the Company will not be required to make payments under such liquidated damage provisions or that the requirement to make such payments will not have a material adverse effect on the Company's operating results.

 Percentage of Completion Accounting

  The Company uses the percentage of completion method to account for its new construction contracts in process. Under the percentage of completion method, revenue from contracts is measured by the percentage of labor hours incurred as compared to estimated total labor hours for each contract. The timing of recognition of revenues and expenses for financial reporting purposes may differ materially from the timing of actual cash flows from contract payments received and expenses paid. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. To the extent that such provisions result in a loss or a reduction or elimination of previously reported profits with respect to a project, the Company would recognize a charge against earnings for the total amount of the expected loss, which could be material.

 Backlog

  The Company's backlog of new construction projects for vessels, rigs and engineered products includes only the remaining contract values not previously recognized as revenue in any prior accounting period for signed contracts on which the Company has received a down payment. In many cases the amounts included in backlog for the Company's rig conversion and repair contracts are management's estimate of the total remaining contract values of such jobs. Many of the Company's rig repair and conversion contracts are a combination of fixed price, time and materials and unit pricing. To the extent that contracts have a time and materials or unit pricing component, management estimates the remaining value of such work to be performed. If management's estimates of the remaining value is incorrect, amounts included in the Company's backlog could increase or decrease.

 Dependence on Key Personnel

  The Company believes that its success to date is attributable to, and its future performance will depend to a significant extent upon, the efforts and abilities of John Dane III, the Company's Chairman, President and Chief Executive Officer and its other current executive officers. Additionally, John Dane III and Daniel J. Mortimer, the Company's Chief Operating Officer, have entered into noncompetition agreements with the Company. In connection with the TDI acquisition and certain of the assets of AmClyde Engineered Products, Inc., the Company entered into employment agreements with the chief executive officers of each of the respective companies.

PROPERTIES

 Corporate Headquarters

  The Company's corporate headquarters is located in Gulfport, Mississippi, at the same site as the Company's Gulfport shipyard, in two buildings that, together, occupy approximately 54,660 square feet of office space.

 Vessels and Rigs

  The Company's Vessels segment headquarters is located within the Company's corporate headquarters in Gulfport, Mississippi. The engineering headquarters for the Vessels segment is located one-half mile from the corporate headquarters and contains approximately 33,600 square feet of office space, including a separate secure space for classified work. The Vessels segment operates nine shipyards principally dedicated to the new construction of marine vessels, although several of these facilities also perform work for the Rigs and Engineered Products segments. The Vessels segment operates six shipyards dedicated to the repair and conversion of vessels and barges.

  The Company's Rigs segment is headquartered from offices located at one of its shipyards in Orange, Texas. The Rigs segment operates six shipyards where it performs repair and conversion work on jackup, submersible and semi-submersible drilling rigs. With the acquisition of Trinity Marine Orange, Inc., in May 1998, the Rigs segment acquired a seventh facility that will be dedicated to the construction of new offshore rigs. In addition to the yards dedicated to the Rigs segment, facilities included in the Vessels segment also support the fabrication requirements of the Rigs segment.

  The principal shipyards dedicated to new construction within the Vessels and Rigs segments are summarized in the table below.

 Shipyards Dedicated to New Construction:

                                                   COVERED
                                               FABRICATION AREA OWN OR EXPIRATION
          PROPERTY NAME AND LOCATION           (SQUARE FOOTAGE) LEASE     DATE
          --------------------------           ---------------- ------ ----------
Vessels Segment
Equitable and Trinity Yachts Shipyards
  New Orleans, Louisiana......................     225,000      Lease     2016
Halter Moss Point Shipyard
  Moss Point, Mississippi.....................     121,665        Own       --
Lockport Shipyard
  Lockport, Louisiana.........................      97,000        Own       --
Moss Point Marine Shipyard
  Escatawpa, Mississippi......................      75,000        Own       --
Gulfport Shipyard
  Gulfport, Mississippi.......................     554,500        Own       --
Panama City Shipyard
  Panama City, Florida........................      35,000        Own       --
Gulf Coast Fabrication Shipyard
  Pearlington, Mississippi....................      15,000        Own       --
Pascagoula Shipyard
  Pascagoula, Mississippi.....................     142,000        Own       --
Rigs Segment
TDI-Halter Orange Shipyard
  Orange, Texas...............................     600,000        Own       --

  The principal shipyards dedicated to repair and conversion within the Vessels and Rigs segments are summarized in the table below.

 Shipyards Dedicated to Conversion and Repair:

                                              DRYDOCK FEATURES
                                    -------------------------------------
                                                               MAXIMUM
                                     NUMBER  MAXIMUM LIFTING    VESSEL    OWN OR EXPIRATION
PROPERTY NAME AND LOCATION  ACREAGE DRYDOCKS CAPACITY (TONS) WIDTH (FEET) LEASE     DATE
--------------------------  ------- -------- --------------- ------------ ------ ----------
Vessels
Gretna Shipyard
  Harvey, Louisiana......      30      --            --           --        Own        --
Halter Gulf Repair
 Shipyard
  New Orleans, Louisiana.      59       5        22,400          120        Own        --
TDI-Halter Pier 1
 Shipyard
  Orange, Texas..........       4       1        10,000          126      Lease   Monthly
Bludworth Bond--Houston
 Shipyard
  Houston, Texas.........       4       4         2,000           65        Own        --
Bludworth Bond--Texas
 City Shipyard
  Texas City, Texas......       8       3         1,800           84        Own        --
Halter-Calcasieu Shipyard
  Sulphur, Louisiana.....      20       3         2,450           64        Own        --
Rigs
TDI-Halter Childers Road
  Orange, Texas..........       9      --            --           --      Lease     2,000
TDI-Halter-North Yard
  Port Arthur, Texas.....      17      --            --           --        Own        --
TDI-Halter Dock Yard
  Port Arthur, Texas
      --Ship Mode........     100       1        64,000          122      Lease     2,009
      --Rig Mode.........     100       1        64,000          363
TDI-Halter Central Yard
  Sabine Pass, Texas.....      32      --            --           --        Own        --
TDI-Halter Sabine Yard
  Sabine Pass, Texas.....      34      --            --           --        Own        --
TDI-Halter South Yard
  Sabine Pass, Texas.....      21      --            --           --        Own        --

 Engineered Products

  The Engineered Products Group headquarters in St. Paul, Minnesota is located in two buildings that, together, occupy 47,000 square feet. The Engineered Products Group also operates small sales offices in Houston, Texas, Metairie, Louisiana, and Slidell, Louisiana.

  The Company's Engineered Products segment utilizes four plants to manufacture winches, cranes, mooring systems, jacks, locking devices, windlasses, capstans, tuggers and other related products used in the marine, offshore and construction industries. These manufacturing plants are summarized in the table below.

                                                   COVERED
                                               FABRICATION AREA OWN OR EXPIRATION
          PROPERTY NAME AND LOCATION           (SQUARE FOOTAGE) LEASE     DATE
          --------------------------           ---------------- ------ ----------
Engineered Products
Gulf Coast Manufacturing
  Division (2 Locations)
  Slidell, Louisiana..........................     155,000       Own       --
Covington Manufacturing Division
  Covington, Louisiana........................      46,000       Own       --
Gulfport Manufacturing Division
  Gulfport, Mississippi.......................      30,000       Own       --

ITEM 3: LEGAL PROCEEDINGS

  The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

 Executive Officers of the Company

  The executive officers of the Company are as follows:

             NAME              AGE                   POSITION
             ----              --- --------------------------------------------
 John Dane III...............   47 Chairman, President and Chief Executive
                                   Officer since September 1996. President of
                                   the Company since 1987. Employed 1987.(1)
 Daniel J. Mortimer..........   51 Executive Vice President and Chief Operating
                                   Officer since November 1997, Senior Vice
                                   President of Operations from November 1994
                                   until May 1996.(1) Director since April
                                   1997. President of Gulf Coast Industries,
                                   Inc. since 1988. Chairman and President of
                                   Gulf Coast Fabrication, Inc., which was
                                   acquired by the Company in 1994, from 1981
                                   to 1994. Employed 1997.
 Rick S. Rees................   45 Executive Vice President since April 1997.
                                   Director since September 1996. Chief
                                   Financial Officer since November 1997.
                                   President, Maritime Holdings, Inc. from
                                   September 1996 to April 1997. President
                                   Maritime Capital Corporation, 1989 to 1996.
                                   Employed 1997.
 Richard T. McCreary.........   42 Senior Vice President, Administration since
                                   April 1997. From April 1995 to 1997,
                                   President Gulf Division, Maritrans Operating
                                   Partners. From 1990 to 1995 Vice President
                                   Operations, Canal Barge Company, Inc.
                                   Employed 1997.
 Keith L. Voigts.............   54 Senior Vice President, Chief Accounting
                                   Officer and Treasurer since November 1997.
                                   Senior Vice President and Chief Financial
                                   Officer from April-November 1997. Vice
                                   President-Finance 1995 to 1996. Chief
                                   Financial Officer, Healthcare
                                   Communications, Inc. 1994 to 1995. From 1991
                                   to 1994 owner of the KLV Group, an
                                   accounting, consulting and investments firm.
                                   Employed 1995.(1)
 Maureen O'Connor Sullivan...   49 Senior Vice President, General Counsel and
                                   Secretary since August 1997. In private
                                   practice with the McGlinchey Stafford law
                                   firm from 1979 to 1997, partner since 1984,
                                   specializing in business law and commercial
                                   litigation. Managing partner of the firm's
                                   Dallas office and member of its Management
                                   Committee from 1989 to 1997. Employed 1997.
 Don O. Covington............   63 Group President--TDI-Halter since April
                                   1997. From 1986 to 1997, President and Chief
                                   Executive Officer of Texas Drydock, Inc.,
                                   which was acquired by the Company in 1997.
                                   Employed 1997.
 Richard J. Juelich..........   47 Group President--Engineered Products Group
                                   since April 1998. From 1995 to 1997,
                                   President of AmClyde Engineered Products,
                                   which was acquired by the Company in 1997.
                                   Chief Operating Officer of AmClyde
                                   Engineered Products since 1992. Employed
                                   1997.

--------
(1) Employment includes employment with Trinity Marine Group, the predecessor of the Company.

  There are no family relationships among the officers of the Company. The Company's officers are elected annually by the Board of Directors and serve one-year terms or until their successors are elected.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The approximate number of holders of the Company's common stock as of a recent date is incorporated herein by reference from "Voting Securities and Stockholders" in the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders. The following table sets forth the high and low closing sales price of the Company's common stock (after adjustment for a three-for-two stock split in October 1997) as reported on the American Stock Exchange Composite Tape. The first day of trading for the Company's stock was September 26, 1996.

Fiscal Year 1997

        QUARTER                            HIGH                                                   LOW
        -------                            ----                                                   ---
        Second                            $ 8.17                                                 $7.83
        Third                              10.00                                                  7.67
        Fourth                             12.00                                                  9.00

Fiscal Year 1998
        QUARTER                            HIGH                                                   LOW
        -------                            ----                                                   ---
        First                             $17.38                                                 $9.83
        Second                             32.25                                                 16.00
        Third                              40.81                                                 23.44
        Fourth                             27.25                                                 13.88

  The Company has paid no dividends and does not expect to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

  The following information relates to all securities issued or sold by the Company during its most recently completed fiscal year and not registered under the Securities Act. Each of the transactions described below was conducted in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Furthermore, each of the certificates representing the Registrant's securities issued in connection with such transaction contained a restrictive legend.

  On September 15, 1997, the Company privately sold, pursuant to a Rule 144A transaction, an aggregate principal amount of $185 million of 4 1/2% Convertible Subordinated Notes (the "Notes") which mature on September 15, 2004. The Notes were issued under an Indenture (the "Indenture") which provides that the Notes are convertible at the option of the holder into shares of common stock of the Company at any time at a conversion rate of $31.50 per share. The Company subsequently filed a shelf registration statement covering such Notes.

  In October 1997, the Company issued an aggregate of 835,484 shares of its common stock in connection with the acquisition of the assets of AmClyde Engineered Products, Inc. and Utility Steel Fabrication, Inc. The Company subsequently filed a shelf registration statement covering such common stock.

  In February 1998, the Company issued an aggregate of 299,997 shares of its common stock in connection with the acquisition of all of the outstanding capital stock of three companies comprising the operations of Calcasieu Shipyard of Sulphur, Louisiana.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The selected consolidated balance sheet data as of March 31, 1998, 1997, 1996 and 1995 and consolidated income statement data for the fiscal years ended March 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the audited consolidated financial statements of the Company. The selected consolidated balance sheet data as of March 31, 1994 was derived from unaudited financial information of the Company but in the opinion of management includes all adjustments necessary for a fair presentation of the financial information. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this report.


                              -------------------------------------------------
                                          YEAR ENDED MARCH 31,
                              -------------------------------------------------
                                1998       1997      1996      1995      1994
                              ---------  --------  --------  --------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA: (5)
Contract revenue earned.....  $ 670,238  $406,797  $254,294  $250,586  $275,310
Cost of revenue earned......    589,579   355,209   214,559   207,398   228,833
                              ---------  --------  --------  --------  --------
Gross profit................     80,659    51,588    39,735    43,188    46,477
Selling, general and
 administrative expenses....     38,613    21,361    15,911    13,471    12,874
Amortization of excess of
 cost over net assets
 acquired...................      2,801        --        --        --        --
                              ---------  --------  --------  --------  --------
Operating income............     39,245    30,227    23,824    29,717    33,603
Interest expense............      6,600     3,232     3,268     3,844     1,902
Other, net..................        932        (8)      (11)       (5)      (33)
                              ---------  --------  --------  --------  --------
Income before income taxes..     31,713    27,003    20,567    25,878    31,734
Provision for income taxes..      9,197    10,887     8,102    10,170    12,227
                              ---------  --------  --------  --------  --------
Net income..................  $  22,516  $ 16,116  $ 12,465  $ 15,708  $ 19,507
                              =========  ========  ========  ========  ========
Net income per share (pro
 forma for 1996)(1).........  $    0.80  $   0.59  $   0.46
                              =========  ========  ========
Net income per share,
 diluted (pro forma for
 1996)(1)...................  $    0.78  $   0.59  $   0.46
                              =========  ========  ========
NET CASH PROVIDED (REQUIRED)
 BY: (5)
Operating activities........  $  38,324  $ 12,488  $ 23,742  $ 14,803  $(28,175)
Investing activities........  $(107,697) $(14,491) $(15,687) $(10,443) $ (3,440)
Financing activities........  $ 113,440  $  8,410  $ (7,907) $ (4,057) $ 31,300
OTHER DATA: (5)
EBITDA (2)..................  $  53,106  $ 38,134  $ 30,579  $ 35,136  $ 38,266
Depreciation and
 amortization...............  $  15,217  $  7,899  $  6,744  $  5,414  $  4,630
Capital expenditures (3)....  $  40,988  $ 14,491  $  5,568  $  6,337  $  3,529


                                    --------------------------------------------
                                                     MARCH 31,
                                    --------------------------------------------
                                      1998     1997     1996     1995     1994
                                    -------- -------- -------- -------- --------

BALANCE SHEET DATA: (5)
Working capital.................... $151,057 $ 88,431 $ 36,601 $ 40,855 $ 31,296
Total assets....................... $499,601 $209,411 $141,374 $124,271 $120,784
Long-term debt (4)................. $218,215 $ 52,000 $ 25,000 $ 25,000 $ 25,000
Total equity....................... $151,103 $ 93,301 $ 66,743 $ 54,278 $ 38,570
Backlog data....................... $817,102 $478,803 $431,292 $244,229 $256,965

--------
(1) Shares outstanding for 1996 have been assumed to be 27,000,000 (the total number of shares issued to Trinity and the public as a result of the initial public offering, exclusive of the underwriters' overallotment option of 675,000 shares and adjusted for the three-for-two stock split) for purposes of calculating pro forma net income per share.
(2) EBITDA (earnings before interest, taxes, depreciation and amortization expense) is presented here not as a measure of operating results, but rather as a measure of the Company's operating performance and ability to service debt. EBITDA should not be construed as an alternative to operating income (determined in accordance with GAAP), as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity. EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.
(3) Excludes payments for business acquisitions.
(4) Prior to March 31, 1997, long-term debt represented intercompany notes due to Trinity.
(5) Consolidated financial data for fiscal 1998 reflects the impact of companies acquired during the year from the dates of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

  See, Part I, Items 1 and 2: Business, "Forward Looking Statements and Factors Affecting Future Performance" for a discussion of forward looking statements and factors affecting future performance contained in this report, including but not limited to those contained in this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

  The Company is a leading provider of design, construction, conversion and repair services for ocean-going vessels, offshore rigs and engineered products servicing the offshore energy, government and commercial markets. The Company classifies its business into three segments: Vessels, Rigs, and Engineered Products. Operations within the Vessels segment include the new construction and repair of a wide variety of vessels for the government, energy and commercial markets. Products in this segment include offshore support vessels and offshore double hull tank barges for energy markets; offshore and inland tug boats, ocean going barges and oil spill recovery vessels for commercial markets; and oceanographic survey and research ships, high-speed patrol boats and ferries for government markets. Operations within the Rigs segment include construction, conversion and repair of mobile offshore drilling rigs. Operations within the Engineered Products segment include the design, manufacture and marketing of cranes, derricks, winches, hoists, windlasses, jacks, linear winches, fairleads, capstans, tuggers, locking devices, turret bearings, control systems, and other related products used in the marine, offshore and construction industries.

  At March 31, 1998, the Company had 21 shipyards which are strategically located along the Gulf Coast from Florida to Texas. Additionally, the Company had four Gulf Coast manufacturing facilities dedicated to its Engineered Products segment. On May 29, 1998, the Company acquired all of the shares of common stock of Trinity Marine Orange, Inc., a shipyard based in Orange, Texas. The shipyard will be utilized in the construction of new offshore rigs as well as components for rigs under construction at other shipyards owned by the Company.

  As of March 31, 1998, the Company had firm contracts with an aggregate remaining value of approximately $817 million (excluding unexercised options held by customers), covering construction of a total of 102 vessels, the new construction of six drill barges and one jackup drilling rig; the conversion of two rigs into deepwater semi-submersible rigs and the repair or conversion of eight jackup drilling rigs. The Company anticipates that approximately $726 million of the aggregate remaining value of the firm contracts as of March 31, 1998 will be filled during fiscal 1999.

  Contracts for the construction of vessels, the construction, conversion and repair of mobile offshore rigs, and the design and manufacture of engineered products are usually awarded on a competitive bid basis. Although the Company believes customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, condition of equipment, safety record and reputation, price competition is currently a primary factor in determining which qualified bidder is awarded a contract. Accordingly, the Company's strategy is to remain a leader in cost effective marine construction.

  The Company expects that substantial orders for new offshore support vessels and mobile offshore rigs may be made in the next several years due to the demand for larger vessels and rigs to support deep water oil and gas exploration and production activities, as well as the substantial worldwide fleet attrition over the past ten years and the aging of the remaining fleets. At March 31, 1998, the Company had 30 offshore support vessels, three rigs and six drill barges under contract. Although the Company believes there will be an increase in demand for offshore support vessels and mobile offshore rigs, the Company cannot predict future levels of activity in offshore oil and gas exploration, development and production. Although the demand for vessels and rigs may temporarily decrease as a result of short-term declines in oil prices, the Company believes that the overall demand will increase in the long-term.

  The Company also expects to capitalize on the anticipated increase in offshore tank barge construction and conversion resulting from OPA '90 and the aging of the worldwide fleet. The Company currently has one offshore double hull tank barge under construction. In addition, the Company is bidding on a number of other offshore barge construction projects.

  Pursuant to the provisions of a separation agreement with Trinity, the Company will be prohibited, for four years plus an additional period under certain circumstances after the separation from Trinity, from engaging in Trinity businesses, which include the construction of inland hopper barges and inland tank barges. Under special arrangements with Trinity, the Company has built a relatively small number of such vessels. Revenue related to this business was $23.1 million, $19.9 million and $26.2 million for fiscal years 1998, 1997 and 1996, respectively. The Company's gross profit from such activities was $2.0 million, $2.2 million and $3.1 million for fiscal years 1998, 1997 and 1996, respectively. The Company's management does not believe that the restrictions imposed pursuant to the Separation Agreement will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

  The Company believes its current production labor force is at near optimum levels and that its multiple yard strategy and aggressive recruiting of personnel will protect it from labor shortfalls in any one market. The Company has experienced a shift in the production labor force over the past year from contract to permanently employed labor which it expects to result in lower labor costs and production efficiencies which should improve gross margins. The production labor force grew from 2,087 employees at March 31, 1997 to 5,604 employees at March 31, 1998, partially as a result of employees added through the Company's business acquisitions.

RESULTS OF OPERATIONS

  The following tables set forth certain statement of income information as a percentage of the Company's revenue for the periods indicated:



                                  --------------------------------------------
                                              YEAR ENDED MARCH 31,
                                  --------------------------------------------
                                       1998           1997           1996
                                  -------------- -------------- --------------
                                  AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                  ------ ------- ------ ------- ------ -------
                                                 (IN MILLIONS)

Contract revenue earned by
 business segment:
  Vessels........................ $476.3   71.1% $406.8  100.0% $254.3  100.0%
  Rigs...........................  159.9   23.9      --     --      --     --
  Engineered Products............   34.0    5.0      --     --      --     --
                                  ------  -----  ------  -----  ------  -----
                                  $670.2  100.0% $406.8  100.0% $254.3  100.0%
                                  ======  =====  ======  =====  ======  =====



                                  --------------------------------------------
                                              YEAR ENDED MARCH 31,
                                  --------------------------------------------
                                       1998           1997           1996
                                  -------------- -------------- --------------
                                  AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT
                                  ------ ------- ------ ------- ------ -------
                                                 (IN MILLIONS)

Contract revenue earned by
 customer type:
  Government: (1)
    Vessels...................... $171.9   25.6% $215.8   53.1% $135.7   53.4%
  Energy: (2)
    Vessels......................  180.1   26.9    86.1   21.1    54.4   21.4
    Rigs.........................  159.9   23.9      --     --      --     --
                                  ------  -----  ------  -----  ------  -----
                                   340.0   50.8    86.1   21.1    54.4   21.4
  Commercial: (3)
    Vessels......................   62.8    9.4    81.4   20.0    49.4   19.4
  Other: (4)
    Vessels......................   61.5    9.2    23.5    5.8    14.8    5.8
    Engineered Products..........   34.0    5.0      --     --      --     --
                                  ------  -----  ------  -----  ------  -----
                                    95.5   14.2    23.5    5.8    14.8    5.8
                                  ------  -----  ------  -----  ------  -----
                                  $670.2  100.0% $406.8  100.0% $254.3  100.0%
                                  ======  =====  ======  =====  ======  =====

--------
(1)Consists of revenue from the Company's government customers, including the U.S. Navy, state and local governments and foreign governments.
(2)Consists of revenue from the construction or conversion of vessels and the construction, conversion and repair of mobile offshore drilling rigs. Vessels include offshore support vessels, offshore double-hull barges and tank barges.
(3)Consists of revenue from the Company's commercial customers and includes vessels such as tugboats, hopper barges, inland tow boats and other vessels.
(4)Consists of revenue from customers for the construction of yachts, vessel repairs and assorted marine products and the design and manufacture of engineered products.

 Fiscal 1998 Compared with Fiscal 1997

  Contract revenue increased 64.8% to $670.2 million in the fiscal year ended March 31, 1998 compared with $406.8 million in the fiscal year ended March 31, 1997. The increase was primarily attributable to $203.6 million in revenue generated by companies acquired during fiscal 1998. The majority of this increase in revenue is reflected within the Rigs and Engineered Products segments of the Company. Growth was also experienced within the energy customer group of the Vessels segment as a result of increased construction of offshore support vessels and within the other customer group resulting from increased vessel repair and yacht activity. The decline in government revenue within the Vessels segment occurred as fiscal 1997 included revenue from a major contract that was not replaced in fiscal 1998.

  The gross profit margin decreased to 12.0% in fiscal 1998 compared to 12.7% in fiscal 1997. Excluding newly acquired companies, the gross margin was 7.5%. The decrease in gross margin was due to cost overruns on a ferry being constructed for the State of Alaska and certain yachts and certain double hull tank barges; increased costs on other contracts resulting from delays in the production of engineering drawings; inefficiencies resulting from the rapid buildup of the Company's labor force; use of more expensive contract labor; and adverse weather conditions during the fourth quarter.

  Gross profit margins, by segment, for fiscal 1998 were: Vessels, 8.2%; Rigs, 22.9%; and Engineered Products, 14.9%. The gross margin of the Company's Vessels segment was also adversely impacted by the Company's construction of a large number of new designs for the offshore supply vessel market during fiscal 1998 which strained internal capacity and caused delays in the production of engineering drawings, resulting in out of sequence work performed at sub-optimal efficiencies. The Company has now developed a broad range of industry and regulatory accepted designs that it will be able to use to fill future orders in the Vessels segment which the Company believes will contribute to higher margins in the future. During the year, the Company initiated a project to review, evaluate, and improve all of its business processes in the Vessels segment.

  Selling, general and administrative expenses increased $17.2 million to $38.6 million in fiscal 1998, or 5.8% of revenue, compared to $21.4 million or 5.3% of revenue in fiscal 1997. The increase is a result of the overall growth of the Company during the current year. Newly acquired companies added approximately $11.9 million in expenses. Other major increases in expenses included: salaries and employee related expenses, $2.2 million; general fees and services, including auditing, accounting, management and consulting, $1.7 million; and property and casualty insurance, $1.2 million. These increases were offset by decreases in legal fees, $0.5 million, and research and development expenses, $0.7 million. During fiscal 1998, the Company initiated a project to review, evaluate and improve all of its business processes in the Vessels segment committing approximately $2 million to the project during the year, and it expects to commit additional resources during fiscal 1999. The Company believes that it will realize cost savings from the project in future periods.

  The Company's construction backlog increased 70.7% to $817.1 million at March 31, 1998 compared to $478.8 million at March 31, 1997 and consisted of the following as of March 31:

                                          --------------------------------------
                                                       1998               1997
                                          ------------------------------ -------
                                                          ENGIN.
                                          VESSELS  RIGS  PRODUCTS TOTAL  VESSELS
                                          ------- ------ -------- ------ -------
                                                      (IN MILLIONS)
Backlog by customer type:
  Government............................. $179.3  $   --  $  --   $179.3 $251.3
  Commercial.............................   29.6      --     --     29.6   49.4
  Energy.................................  285.8   228.7     --    514.5  155.9
  Other..................................   34.0      --   59.7     93.7   22.2
                                          ------  ------  -----   ------ ------
                                          $528.7  $228.7  $59.7   $817.1 $478.8
                                          ======  ======  =====   ====== ======


  Interest expense, net of interest income, increased $3.4 million to $6.6 million for fiscal 1998 compared to $3.2 million for fiscal 1997 due to the issuance, by the Company, of $185 million in 4 1/2% Convertible Subordinated Notes in September 1997 and $30 million in Taxable Revenue Bonds in January 1998.

  As a result of its acquisitions during fiscal 1998, the Company recorded amortization of excess of cost over net assets acquired of $2.8 million.

  The effective tax rate for fiscal 1998 was 29% compared to 40% for fiscal 1997 as the Company lowered its estimated annual effective tax rate to reflect the anticipated benefit of research and experimentation credits.

 Fiscal 1997 Compared with Fiscal 1996

  Contract revenue increased 60.0% to $406.8 million in the fiscal year ended March 31, 1997 compared with $254.3 million, all of which was in the Vessels segment, in the fiscal year ended March 31, 1996. An increase in revenue from all customer groups was experienced. Specifically, government revenue increased by $80.1 million or 59.0%; energy revenue increased by $31.6 million or 58.1%; commercial revenue increased by $32.0 million or 64.8%; and other revenue increased by $8.7 million or 58.8%. Major new government contracts added in fiscal 1997 included a large ferry for a state government and a U.S. Navy oceanographic research vessel. The increase in energy revenue was principally a result of increased construction of offshore support vessels. The increase in other commercial revenue occurred in part from the construction of five casino barges. The increase in other revenue was a result of a $9.2 million increase in revenue from yacht construction as well as increased repair and conversion business.

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

  Selling, general and administrative expenses increased to $21.4 million in fiscal 1997, an increase of $5.5 million over fiscal 1996. These expenses amounted to 5.3% of revenue in fiscal 1997 compared to 6.3% of revenue in fiscal 1996. The increase in dollar costs was attributed to the general overall growth of the Company and the new and additional costs the Company incurred as a result of becoming a stand alone enterprise. Specifically, salaries and employee benefit costs increased by $2.6 million, primarily as a result of increased personnel, and research and development costs increased by $1.2 million resulting from lower billings to the U.S. Government for such costs as compared to fiscal 1996.

  The Company's construction backlog increased 11% to $478.8 million at March 31, 1997 compared to $431.3 million at March 31, 1996. Energy related backlog increased by $108.6 million and other backlog increased by $9.0 million. The increase in energy backlog was attributable to new contracts to build offshore support vessels. The increase in other backlog was attributable to new contracts to build megayachts. The above increases were offset by a decrease in government related backlog of $59.0 million and commercial related backlog of $11.2 million. The decrease in government backlog was primarily due to revenue recognition during fiscal 1997 on a U.S. Navy contract to build two barracks barges and the State of Alaska contract to build a 383-foot ferry. The decrease in commercial backlog was due primarily to completion of a large coal barge in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal needs for capital are the funding of ongoing operations, capital expenditures and acquisitions. The Company's principal sources of liquidity during fiscal 1998 were cash provided by operating activities, borrowings from the Company's existing credit facility and the issuance of convertible subordinated notes and taxable revenue bonds. Cash flows during fiscal 1998 from these sources were $38 million from operating activities, $185 million from the issuance of 4 1/2% Convertible Subordinated Notes, and $30 million from the issuance of Taxable Revenue Bonds. These sources were used primarily to fund the Company's working capital requirements, capital expenditures, and acquisitions.

  On September 15, 1997, the Company issued an aggregate principal amount of $185 million of 4 1/2% Convertible Subordinated Notes (the "Notes") which mature on September 15, 2004. The Notes were issued under an Indenture (the "Indenture") which provided that the Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion rate equivalent to $31.50 per share, subject to adjustment for certain events (as defined in the Indenture). Interest on the Notes is payable semi-annually, in arrears, on March 15 and September 15 of each year, commencing March 15, 1998, with principal due at maturity. The Notes are unsecured. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after September 15, 2000, at certain redemption prices (as defined), plus accrued and unpaid interest and liquidated damages, if any, to, but excluding, the redemption date. Holders of the Notes may, at their option, require that the Company repurchase all or a portion of the Notes upon the occurrence of a "change of control" (as defined in the Indenture) at a cash price equal to 100% of the principal amount, together with accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

  On January 1, 1998, the Company issued an aggregate principal amount of $30 million of Mississippi Business Finance Corporation Taxable Revenue Bonds, Series 1998 (the "Bonds") which mature on December 31, 2013. Interest on the bonds is payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing June 30, 1998, at an annual interest rate of 6.39%. Principal is due at maturity. The Bonds are subject to mandatory sinking fund redemption requirements of $3 million annually. These payments, together with accrued interest to the date of redemption and without premium or penalty, are due on December 31 of each year commencing December 31, 2004 and continuing through December 31, 2013. The Company has the option to redeem the Bonds, in whole at any time, or in part on any payment date, in the inverse order of their maturities at an amount equal to the principal amount together with accrued interest through the redemption date.

  During fiscal year 1998, the Company renegotiated its revolving credit agreement ("the Credit Facility") with a group of banks, increasing the maximum loan amount from $135 million to $150 million, to be used for general corporate purposes and working capital. All amounts outstanding under the Credit Facility will become payable on September 30, 2002. Letters of credit are limited to $50 million. The interest rate is 0.75% to 1.75% over the London Interbank Offering Rate ("LIBOR"), or the base rate (as defined), depending on the Company's choice. The range of rates over LIBOR is set quarterly, depending on the ratio of the Company's borrowed debt to EBITDA (as defined). Under the Credit Facility, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of .2% to .5% of the unused portion of the commitment. The loan agreement contains certain restrictive covenants, including minimum net worth requirements and the encumbering of assets. In addition, the Company, among other things, is required to maintain certain financial ratios, including an interest coverage ratio (as defined), a debt service coverage ratio (as defined) and a current ratio (as defined). At March 31, 1998, the Company had no amounts outstanding and $44 million available under the line of credit.

  Prior to the separation from Trinity, a significant portion of the Company's existing contracts for the construction, repair or conversion of vessels required that the Company's performance be guaranteed by Trinity, by a surety company or other third party pursuant to a contract bid or performance bond, letter of credit or similar obligation. These guarantees, bonds, letters of credit and similar obligations will remain in effect until they expire and Trinity will remain liable for the obligations on the same basis as any other guarantor. The Company has indemnified Trinity against any liability under these obligations. For the protection of Trinity in the event Trinity is called upon to satisfy any such obligations, Trinity has been granted security interests in certain assets of the Company which relate to the Company's contracts from which such obligations arise and possesses the rights to complete performance of any such contract on behalf of the Company in the event of nonperformance by the Company. Such rights and remedies are similar to the rights possessed by surety companies that have issued performance bonds on behalf of the Company. The Company has arranged its own contract bid and performance bonds, letters of credit and similar obligations in connection with its business since September 26, 1996. The Company believes that amounts available under the Credit Facility and bonding commitment will be adequate to meet these obligations as they are required. As of March 31, 1998, the total of all of the Company's outstanding performance obligations was approximately $38 million.

  The Company made capital expenditures, including construction-in-process, of $41 million and $14 million in fiscal 1998 and 1997, respectively. During fiscal 1998, the Company made extensive improvements at its Pascagoula facility which were funded through the issuance of taxable revenue bonds. The Company currently has budgeted, for fiscal 1999, approximately $70 million for planned capital projects, which included the acquisition, on May 29, 1998, for $15 million in cash, of a shipyard located in Orange, Texas which will be used for the construction of new offshore rigs.

  The Company believes that cash flow from operations, together with funds available under the existing credit facility, and excess cash generated from the issuance of the 4 1/2% Convertible Subordinated Notes and Taxable Revenue Bonds will be sufficient to fund its requirements for working capital, capital expenditures, acquisitions and other capital needs for at least the next 12 months.

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

YEAR 2000 TECHNOLOGICAL ISSUES

  The Company is currently working to assess the potential impact of the year 2000 on the processing of time-sensitive information by its computerized information systems and equipment. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management is in the process of completing a review of significant software used in the Company's operations, and, to the extent practicable, in the operations of its key business relationships such as vendors, suppliers, and financial institutions, in order to determine if any year 2000 risks exist that may be material to the Company as a whole.

  The Company has already begun implementing certain measures to alter, validate or replace time-sensitive software prior to any anticipated material impact on its computerized information systems and equipment. Costs of addressing potential problems have not been material to date and, based on preliminary information, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Auditors.............................................  23
Consolidated Balance Sheets................................................  24
Consolidated Income Statements.............................................  25
Consolidated Statements of Stockholders' Equity............................  26
Consolidated Statements of Cash Flows......................................  27
Notes to Consolidated Financial Statements.................................  28

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Halter Marine Group, Inc.

  We have audited the accompanying consolidated balance sheets of Halter Marine Group, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halter Marine Group, Inc. and Subsidiaries at March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

New Orleans, Louisiana
April 28, 1998

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   -----------------
                                                                       MARCH 31,
                                                                   -----------------
                                                                     1998     1997
                                                                   -------- --------
                           A S S E T S
                           -----------
Current Assets:
  Cash and cash equivalents......................................  $ 51,146 $  7,079
  Contract receivables ..........................................   115,389   36,053
  Due from former parent.........................................        --   11,513
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.........................................    81,229   77,704
  Inventories....................................................    19,692   10,827
  Other current assets...........................................     5,124    4,501
                                                                   -------- --------
    Total current assets.........................................   272,580  147,677
Property, plant and equipment, net...............................   125,962   61,449
Excess of cost over net assets acquired, net.....................    92,101       --
Other assets ....................................................     8,958      285
                                                                   -------- --------
                                                                   $499,601 $209,411
                                                                   ======== ========
L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
-------------------------------------------------------------------
Current Liabilities:
  Accounts payable and accrued liabilities.......................  $ 51,433 $ 30,594
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.........................................    68,172   19,956
  Notes payable and current portion of long-term debt............     1,918    8,696
                                                                   -------- --------
    Total current liabilities....................................   121,523   59,246
Long-term debt, less current portion.............................   218,215   52,000
Deferred income taxes ...........................................     7,025    2,897
Other noncurrent liabilities.....................................     1,735    1,967
                                                                   -------- --------
    Total liabilities............................................   348,498  116,110
Stockholders' equity:
  Common stock, $.01 par value; authorized 50,000 shares; issued
   28,822 and 27,675 shares at
   March 31, 1998 and 1997, respectively.........................       288      185
  Preferred stock, authorized 50,000 shares; issued, none........        --       --
  Additional paid-in capital ....................................   119,396   84,213
  Retained earnings..............................................    31,419    8,903
                                                                   -------- --------
    Total stockholders' equity...................................   151,103   93,301
                                                                   -------- --------
                                                                   $499,601 $209,411
                                                                   ======== ========

          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 ----------------------------
                                                            MARCH 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
Contract revenue earned......................... $670,238  $406,797  $254,294
Cost of revenue earned .........................  589,579   355,209   214,559
                                                 --------  --------  --------
  Gross profit..................................   80,659    51,588    39,735
Selling, general and administrative expenses....   38,613    21,361    15,911
Amortization of excess of cost over net assets
 acquired.......................................    2,801        --        --
                                                 --------  --------  --------
  Operating income..............................   39,245    30,227    23,824
Other (income) expenses:
  Interest expense, net.........................    6,600     3,232     3,268
  Other, net....................................      932        (8)      (11)
                                                 --------  --------  --------
                                                    7,532     3,224     3,257
                                                 --------  --------  --------
Income before income taxes......................   31,713    27,003    20,567
Provision (benefit) for income taxes:
  Current ......................................   10,253     5,125    15,785
  Deferred......................................   (1,056)    5,762    (7,683)
                                                 --------  --------  --------
                                                    9,197    10,887     8,102
                                                 --------  --------  --------
Net income ..................................... $ 22,516  $ 16,116  $ 12,465
                                                 ========  ========  ========
Net income per share (pro forma for 1996)....... $   0.80  $   0.59  $   0.46
                                                 ========  ========  ========
Net income per share, diluted (pro forma for
 1996) ......................................... $   0.78  $   0.59  $   0.46
                                                 ========  ========  ========
Weighted average shares outstanding (pro forma
 for 1996):
  Basic.........................................   28,052    27,281    27,000
  Diluted.......................................   29,008    27,339    27,000



          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                             -------------------------------------------------
                                    ADDITIONAL          STOCKHOLDER'S
                             COMMON  PAID-IN   RETAINED      NET
                             STOCK   CAPITAL   EARNINGS  INVESTMENT    TOTAL
                             ------ ---------- -------- ------------- --------
Balance at March 31, 1995...                              $ 54,278    $ 54,278
  Net income................                                12,465      12,465
                                                          --------    --------
Balance at March 31, 1996...                                66,743      66,743
  Net income prior to
   initial public offering..                                 7,213       7,213
  Debt assumed from former
   parent...................                               (25,000)    (25,000)
  Proceeds from initial
   public offering..........  $185   $ 35,257                   --      35,442
  Transfer to additional
   paid-in capital..........    --     48,956              (48,956)         --
  Net income subsequent to
   initial public offering..    --         --  $ 8,903          --       8,903
                              ----   --------  -------    --------    --------
Balances at March 31, 1997..   185     84,213    8,903          --      93,301
  Issuances of common stock:
    Stock split.............    92       (110)      --          --         (18)
    Employee stock options..    --         90       --          --          90
    Acquired companies......    11     35,203       --          --      35,214
  Net income................    --         --   22,516          --      22,516
                              ----   --------  -------    --------    --------
Balances at March 31, 1998..  $288   $119,396  $31,419    $     --    $151,103
                              ====   ========  =======    ========    ========


          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 -----------------------------
                                                       YEAR ENDED MARCH 31,
                                                 -----------------------------
                                                   1998       1997      1996
                                                 ---------  --------  --------
Operating activities:
  Net income.................................... $  22,516  $ 16,116  $ 12,465
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization...............    15,217     7,899     6,744
    Deferred provision (benefit) for income
     taxes......................................    (1,056)    5,762    (7,683)
    Equipment transfers from former parent, net.        --        --    (7,776)
    Changes in operating assets and liabilities:
      Increase in contract receivables..........   (42,255)  (27,713)   (1,053)
      Decrease in due from former parent........    11,513        --        --
      (Increase) decrease in costs and estimated
       earnings in excess of billings on
       uncompleted contracts....................       984   (9,799)     3,120
      (Increase) decrease in inventories........      (771)   (4,764)      455
      (Increase) decrease in other current
       assets...................................      (105)   (4,114)      107
      Decrease in other assets..................       707        --        --
      Increase (decrease) in accounts payable
       and accrued liabilities..................    (8,463)   35,491       420
      Increase (decrease) in income taxes
       payable to affiliate.....................        --   (15,785)    5,949
      Increase in billings in excess of costs
       and estimated
       Earnings on uncompleted contracts........    40,269     7,428    10,994
      Increase (decrease) in other noncurrent
       liabilities..............................      (232)    1,967        --
                                                 ---------  --------  --------
        Total adjustments.......................    15,808    (3,628)   11,277
                                                 ---------  --------  --------
    Net cash provided by operating activities...    38,324    12,488    23,742
                                                 ---------  --------  --------
Investing activities:
  Capital expenditures..........................   (40,988)  (14,491)   (5,568)
  Business acquistions, net of cash acquired....   (66,709)       --   (10,119)
                                                 ---------  --------  --------
    Net cash required by investing activities...  (107,697)  (14,491)  (15,687)
                                                 ---------  --------  --------
Financing activities:
  Net proceeds from sale and issuance of stock..        72    35,442        --
  Net borrowings from former parent.............        --   (79,032)   (7,907)
  Issuance of long-term convertible subordinated
   notes........................................   185,000        --        --
  Issuance of taxable revenue bonds.............    30,000        --        --
  Debt issuance costs...........................    (6,013)       --        --
  Principal payments on debt....................   (43,619)       --        --
  Net borrowings (repayments) under line of
   credit.......................................   (52,000)   52,000        --
                                                 ---------  --------  --------
    Net cash provided (required) by financing
     activities.................................   113,440     8,410    (7,907)
                                                 ---------  --------  --------
Net increase in cash and cash equivalents.......    44,067     6,407       148
Cash at beginning of year.......................     7,079       672       524
                                                 ---------  --------  --------
Cash and cash equivalents at end of year........ $  51,146  $  7,079  $    672
                                                 =========  ========  ========
Supplemental disclosures:
Cash paid for:
  Interest...................................... $   8,519  $  1,586  $     --
                                                 =========  ========  ========
  Income taxes.................................. $   5,455  $     --  $     --
                                                 =========  ========  ========
  Purchase of subsidiaries...................... $  66,928  $     --  $ 10,119
                                                 =========  ========  ========
Non-cash investing activities:
 Acquisitions:
  Fair value of assets acquired................. $  90,748  $     --  $ 10,119
                                                 =========  ========  ========
  Fair value of liabilities assumed............. $  56,511  $     --  $     --
                                                 =========  ========  ========

          See accompanying notes to consolidated financial statements.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

1. GENERAL INFORMATION

  Halter Marine Group, Inc. is a Delaware corporation incorporated on June 24, 1996 to serve as the parent of a new consolidated group. The Company formerly conducted the business of construction, repair and conversion of primarily ocean-going vessels for the governmental and commercial markets as a division of Trinity Industries, Inc. ("Trinity"). On September 26, 1996, Halter Marine Group, Inc. and subsidiaries (collectively, the "Company") completed an initial public offering of 18.7% of its stock. On March 31, 1997, Trinity distributed all of the remaining stock of the Company to its stockholders. As part of the transactions related to the spin-off, the Company assumed $25 million of indebtedness of Trinity associated with the Company's businesses.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of Halter Marine Group, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements reflect the results of operations, financial condition and cash flows of the Company as a component of Trinity prior to October 1, 1996 and those results may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes that the consolidated income statements include a reasonable allocation of the administrative costs incurred by Trinity on the Company's behalf prior to October 1, 1996. These costs include payroll services, benefits administration, and cash management. The allocations of such costs to the Company were approximately $1.8 million in 1996 and approximately $1.2 million for the six months ended September 30, 1996.

  Additionally, prior to the initial public offering, the Company provided administrative services for Trinity's Inland Marine division in the areas of accounting, human resources, marketing and public relations. The allocation of such costs to the Inland Marine division was approximately $2.6 million in 1996, and approximately $1.6 million for the six months ended September 30, 1996.

 Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  Cash and cash equivalents include cash, interest-bearing deposits in domestic banks, and highly liquid investments with original maturities of three months or less when purchased.

 Construction Contracts

  The Company uses the percentage of completion method to account for substantially all of its contracts in process. Under this method, revenues of construction contracts are measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. Management considers expended labor hours to be the best available measure of progress on these contracts. Changes in estimated profitability may result in revisions to income and costs and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Other changes, including those arising from contract penalty provisions, and final contract settlements are recognized in the period in which the revisions are determined.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Indirect manufacturing costs are allocated on the basis of labor hours incurred on the respective contracts. Selling, general and administrative costs are charged to expense as incurred.

  The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenue recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenue recognized.

 Inventories

  Inventories, which consist primarily of steel and other marine vessel components, are valued at the lower of cost or market. Inventory cost is determined principally on the specific identification method. Market is replacement cost or net realizable value.

 Depreciation

  Additions to property, plant and equipment are recorded at cost. Depreciation and amortization are generally computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 30 years for buildings and improvements and 2 to 28 years for machinery and equipment. The costs of ordinary maintenance and repairs are charged to expense, while renewals and major replacements are capitalized.

 Excess of Cost Over Net Assets Acquired

  The excess of cost over the value of net assets acquired is amortized using the straight-line basis over 20 years. Accumulated amortization of the excess of cost over net assets acquired was $2.8 million at March 31, 1998.

 Other Assets

  Other assets includes $6 million of debt issuance costs capitalized in conjunction with the issuance of the $185 million of 4 1/2% Convertible Subordinated Notes and the $30 million of Taxable Revenue Bonds. These costs are being amortized over the life of the related debt. Accumulated amortization of debt issuance costs was $0.4 million at March 31, 1998.

 Income Taxes

  The Company accounts for income taxes using the liability method under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recorded for temporary differences that occur between the financial reporting and tax bases of assets and liabilities based on enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Net Income Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128) which was required to be adopted for the quarter ended December 31, 1997. This Statement replaced the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes the dilutive effects of stock options and convertible securities. Diluted net income per share is very similar to the previously reported fully diluted net income per share. All net income per share amounts for all periods have been presented, and where necessary, restated, to conform to SFAS 128 requirements.

  On September 29, 1997, the Board of Directors declared a three-for-two split of the Company's common stock, effectuated in the form of a stock dividend paid October 31, 1997 to shareholders of record as of October 15, 1997. As a result, net income per share computations and related weighted average shares outstanding for all periods presented in the foregoing financial statements and accompanying footnotes have been adjusted to reflect the stock split.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  Shares outstanding for 1996 have been assumed to be 27,000,000 (the total number of shares issued to Trinity and the public as a result of the initial public offering, exclusive of the underwriters' overallotment option of 675,000 shares, and adjusted for the three-for-two stock split) for purposes of calculating pro forma net income per share. Pro forma net income for the year ended March 31, 1996 was $12.7 million as adjusted for a reduction in interest expense, net of tax, resulting from the use of the net proceeds of the offering to retire outstanding debt to Trinity as of the beginning of the period.

 Stock-based Compensation

  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 11 for stock option information.

 Long-lived Assets

  The Company periodically evaluates the carrying value of long-lived assets to be held and used, including excess of cost over net assets acquired in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations, including related excess of cost over net assets acquired, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

 Segment Information

  On March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) which established revised standards for public companies relating to the reporting of financial and descriptive information about operating segments in financial statements. The adoption of SFAS 131 did not affect the Company's results of operations or financial position. See Note 8 for segment information.

 Reclassifications

  Certain items included in the consolidated financial statements for 1997 have been reclassified to conform with the 1998 presentation.

3. BUSINESS ACQUISITIONS

  The Company completed certain business acquisitions during fiscal 1998 and 1996, each of which was considered a purchase for accounting purposes. The operations of these companies have been included in the consolidated financial statements from the effective dates of the acquisitions.

  On April 4, 1997, the Company acquired a 51% interest in and obtained an option to acquire the remaining 49% of Texas Drydock, Inc. (TDI), a company engaged principally in the construction, conversion and repair of offshore oil drilling rigs. On May 16, 1997, the Company acquired the remaining 49% of TDI. The aggregate purchase price amounted to approximately $47 million which consisted of $20 million in cash and $27 million of short-term notes payable which were paid in fiscal 1998. In addition, the Company advanced TDI $4.5 million for working capital and a fixed asset acquisition. A substantial portion of the total purchase price was allocated to cost in excess of net assets acquired.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  During August 1997, the Company acquired the assets of Bludworth Bond Shipyard, Inc., Houston, Texas. During the third quarter of fiscal 1998, the Company completed the acquisitions of four additional companies, including AmClyde Engineered Products, Inc., and formed the Engineered Products Group. The aggregate purchase price for these five companies was $75 million, of which approximately $45 million was paid in cash and the balance in 835,484 shares of the Company's common stock. A substantial portion of the total purchase price was allocated to cost in excess of net assets acquired.

  The following unaudited pro forma financial information presents the combined results of operations for the 12 months ended March 31, 1998 and 1997, assuming consummation of the purchase of TDI and the Engineered Products Group as of April 1, 1996 and, after giving effect to the shares issued and certain adjustments, including amortization of excess of cost over net assets acquired and increased interest expense on debt related to the acquisitions, and related income tax expenses. This pro forma information does not necessarily reflect the results of operations that would have occurred had the Company, along with TDI and the Engineered Products Group, constituted a single entity during these periods.

                                                                 --------------

                                                                TWELVE MONTHS
                                                                    ENDED
                                                              -----------------
                                                              3/31/98  3/31/97
                                                              -------- --------
                                                               (IN THOUSANDS,
                                                                   EXCEPT
                                                               PER SHARE DATA)
Contract revenue earned...................................... $715,403 $632,907
Net income................................................... $ 21,764 $ 16,752
Net income per share......................................... $   0.76 $   0.60
Net income per share, diluted................................ $   0.74 $   0.59
Pro forma weighted average number of shares outstanding:
  Basic......................................................   28,539   28,116
  Diluted....................................................   29,495   28,174

  In March 1998, the Company also acquired the stock of three companies comprising the operations of Calcasieu Shipyard, Inc., located in Sulphur, Louisiana. The aggregate purchase price of these companies was approximately $10 million of which approximately $4 million was paid in cash and the balance in approximately 300,000 shares of the Company's common stock. The operating results of these acquisitions would not have materially affected the Company's consolidated revenue, net income, or net income per share for fiscal 1998 and 1997.

  In fiscal 1996, the Company acquired the assets of American Marine Corporation (now known as Halter Gulf Repair) and CBI-Con, Inc. (now known as Halter Pascagoula). The assets of these businesses are utilized in the manufacture and repair of marine products. The aggregate purchase price of approximately $10.1 million was allocated entirely to the assets acquired. The results of these acquisitions would not have materially affected consolidated revenue, net income, or net income per share for fiscal 1996.

  In conjunction with the acquisitions of AmClyde Engineered Products, Inc. and Bludworth Bond Shipyard, contingent payment agreements based upon operating results over the next three years were negotiated with the respective former owners. The additional payments, which are not expected to be material, will be paid in cash and accounted for as additonal excess of cost over net assets acquired.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS


                                                             -------------------
                                                                   MARCH 31,
                                                             -------------------
                                                                1998      1997
                                                             ---------- --------
                                                               (IN THOUSANDS)

Costs incurred on uncompleted contracts..................... $1,064,026 $555,918
Estimated earnings..........................................    130,607  103,565
                                                             ---------- --------
                                                              1,194,633  659,483
Less billings to date.......................................  1,181,576  601,735
                                                             ---------- --------
                                                             $   13,057 $ 57,748
                                                             ========== ========
Included in the following balance sheet captions:
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................... $   81,229 $ 77,704
  Billings in excess of costs and estimated earnings on
   uncompleted contracts....................................     68,172   19,956
                                                             ---------- --------
                                                             $   13,057 $ 57,748
                                                             ========== ========

5. PROPERTY, PLANT AND EQUIPMENT

                                                               ----------------
                                                                   MARCH 31,
                                                               ----------------
                                                                 1998    1997
                                                               -------- -------
                                                                (IN THOUSANDS)

Land.......................................................... $ 13,676 $ 8,427
Buildings and improvements....................................   64,849  26,929
Machinery and equipment.......................................  104,448  53,118
Construction in progress .....................................   16,418  12,696
                                                               -------- -------
                                                                199,391 101,170
Less accumulated depreciation.................................   73,429  39,721
                                                               -------- -------
Property, plant and equipment, net............................ $125,962 $61,449
                                                               ======== =======


6. NOTES PAYABLE AND LONG-TERM DEBT

                                                               ----------------
                                                                   MARCH 31,
                                                               ----------------
                                                                 1998    1997
                                                               -------- -------
                                                                (IN THOUSANDS)

4 1/2% Convertible Subordinated Notes......................... $185,000 $    --
Taxable Revenue Bonds, Series 1998............................   30,000      --
Revolving Credit Agreement....................................       --  52,000
Other.........................................................    5,133   8,696
                                                               -------- -------
                                                                220,133  60,696
Less current portion..........................................    1,918   8,696
                                                               -------- -------
                                                               $218,215 $52,000
                                                               ======== =======

 4 1/2% Convertible Subordinated Notes

  On September 15, 1997, the Company issued an aggregate principal amount of $185 million of 4 1/2% Convertible Subordinated Notes (the "Notes") which mature on September 15, 2004. The Notes were issued under an Indenture (the "Indenture") which provides that the Notes are convertible at the option of the holder into shares of common stock of the

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

Company at a conversion rate equivalent to $31.50 per share, subject to adjustment for certain events (as defined in the Indenture). Interest on the Notes is payable semi-annually, in arrears, on March 15 and September 15 of each year, commencing March 15, 1998, with principal due at maturity. The Notes are unsecured.

  The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after September 15, 2000, at the redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest and liquidated damages, if any, to, but excluding, the redemption date.

        YEAR                                                          PERCENTAGE
        ----                                                          ----------
        2000.........................................................   102.57%
        2001.........................................................   101.93
        2002.........................................................   101.28
        2003.........................................................   100.64
        2004.........................................................   100.00

  Holders of the Notes may, at their option, require that the Company repurchase all or a portion of the Notes upon the occurrence of a "change of control" (as defined in the Indenture) at a cash price equal to 100% of the principal amount, together with accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

 Taxable Revenue Bonds, Series 1998

  On January 1, 1998, the Company issued an aggregate principal amount of $30 million of Mississippi Business Finance Corporation Taxable Revenue Bonds, Series 1998 (the "Bonds") which mature on December 31, 2013. Interest on the Bonds is payable semi-annually, in arrears, on June 30 and December 31 of each year, commencing June 30, 1998, at an annual interest rate of 6.39%. Principal is due at maturity.

  The Bonds are subject to mandatory sinking fund redemption requirements of $3 million annually. These payments, together with accrued interest to the date of redemption and without premium or penalty, are due on December 31 of each year commencing December 31, 2004 and continuing through December 31, 2013. The Company has the option to redeem the Bonds, in whole at any time, or in part on any payment date, in the inverse order of their maturities at an amount equal to the principal amount together with accrued interest through the redemption date. As of March 31, 1998, of the $30 million funded, approximately $23 million had been applied to qualified construction expenditures while approximately $7 million remained invested in an escrow which will be utilized by the Company as it incurs qualified expenditures. The balance remaining in escrow is expected to be expended during fiscal 1999.

 Revolving Credit Agreement

  During fiscal 1998, the Company renegotiated its revolving credit agreement with a group of banks, increasing the maximum loan amount from $135 million to $150 million. Any amounts outstanding under this revolving credit agreement will become payable on September 30, 2002. Letters of credit are limited to an aggregate of $50 million. The interest rate is 0.75% to 1.75% over the London Interbank Offered Rate (LIBOR), or the base rate (as defined), depending on the Company's choice. The range of rates over LIBOR is set quarterly, depending on the ratio of the Company's borrowed debt to EBITDA (as defined).

  Under the new credit agreement, the Company is obligated to pay certain fees, including an annual commitment fee in an amount ranging from 0.2% to 0.5% of the unused portion of the commitment. The loan agreement contains certain restrictive covenants, including minimum net worth requirements and the encumbering of assets. In addition, the Company, among other things, is required to maintain certain financial ratios, including an interest coverage ratio (as defined), a debt service coverage ratio (as defined), and a current ratio (as defined).

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  At March 31, 1998, the Company had no amounts outstanding under the line of credit. The amount available under the line of credit at March 31, 1998 was $44 million.

 Other Debt

  Other long-term debt of $5.1 million at March 31, 1998 consists principally of promissory notes due in monthly installments. The notes have fixed interest rates ranging from 7% to 10% and variable rates of prime plus 1%. The notes are secured by land, building, docking facilities, and improvements and machinery and equipment with a net book value approximating $6.0 million. The notes have final maturities ranging from the year 2000 through 2013.

  Scheduled maturities of long-term debt for the next five years are as follows:

   YEAR ENDING MARCH 31,                                              AMOUNT
   ---------------------                                          --------------
                                                                  (IN THOUSANDS)
   1999..........................................................     $1,918
   2000..........................................................        444
   2001..........................................................        117
   2002..........................................................        126
   2003..........................................................        137
                                                                      ------
                                                                      $2,742
                                                                      ======

  The fair value of the Company's 4 1/2% convertible subordinated notes at March 31, 1998 was $156.9 million. The fair value of the Company's remaining long-term debt approximates its recorded value.

7. LEASES

  The Company leases certain machinery and equipment under non-cancelable operating leases which expire at various dates through the year 2016. Total lease expense recorded by the Company was $900,577, $280,902, and $247,848 for fiscal 1998, 1997, and 1996, respectively.

  Future minimum lease commitments are as follows:

   YEAR ENDING MARCH 31,                                              AMOUNT
   ---------------------                                          --------------
                                                                  (IN THOUSANDS)
   1999..........................................................    $ 1,849
   2000..........................................................      1,796
   2001..........................................................      1,521
   2002..........................................................        972
   2003..........................................................        856
   Thereafter....................................................      4,255
                                                                     -------
                                                                     $11,249
                                                                     =======

8. SEGMENT INFORMATION

  The Company classifies its business into three segments: Vessels, which includes the new construction and repair of a wide variety of vessels for the government, energy and commercial markets; Rigs, which includes the construction, conversion and repair of mobile offshore drilling rigs; and Engineered Products, which includes the design, manufacture and marketing of cranes, derricks, winches, hoists, windlasses, jacks, linear winches, fairleads, capstans, tuggers, locking devices, turret bearings, control systems, and other related products used in the marine, offshore and construction industries. The Company evaluates the performance of its

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES segments based upon income before interest and income taxes as these expenses are not allocated to the segments. Accounting policies are the same as those described in Note 2, "Basis of Presentation and Significant Accounting Policies."

  Selected information as to the operations of the Company by segment is set forth below.

                                         --------------------------------------
                                               YEAR ENDED MARCH 31, 1998
                                         --------------------------------------
                                                            ENGINEERED
                                         VESSELS     RIGS    PRODUCTS   TOTAL
                                         --------  -------- ---------- --------
                                                    (IN THOUSANDS)
Operations:
Contract revenue earned................. $476,258  $159,934  $34,046   $670,238
Cost of revenue earned..................  437,239   123,363   28,977    589,579
                                         --------  --------  -------   --------
  Gross profit..........................   39,019    36,571    5,069     80,659
Selling, general and administrative
 expenses...............................   26,733     8,516    3,364     38,613
Amortization of excess of cost over net
 assets acquired........................       58     1,645    1,098      2,801
Other, net..............................      (75)      953       54        932
                                         --------  --------  -------   --------
  Income before interest and income
   taxes................................ $ 12,303  $ 25,457  $   553   $ 38,313
                                         ========  ========  =======   ========

  Certain other financial information of the Company by segment is set forth below:

                                   ---------------------------------------------
                                             YEAR ENDED MARCH 31, 1998
                                   ---------------------------------------------
                                                  ENGINEERED
                                   VESSELS  RIGS   PRODUCTS  ADJUSTMENTS  TOTAL
                                   ------- ------ ---------- ----------- -------
                                                   (IN THOUSANDS)
Other financial information:
Depreciation and amortization ex-
 pense:
  Included in cost of revenue
   earned........................  $9,529  $1,761   $  186      $ --     $11,476
  Included in selling, general
   and administrative expenses...     413   1,790    1,114       424       3,741
                                   ------  ------   ------      ----     -------
                                   $9,942  $3,551   $1,300      $424     $15,217
                                   ======  ======   ======      ====     =======

  For consolidation purposes, all interest, amortization of debt issuance costs and income taxes are allocated to corporate operations. Operations for fiscal 1997 and 1996 were attributable to the Vessels segment. Intersegment revenues are not material to the consolidated revenue of the Company.

  Fiscal 1998 revenue from one customer of the Vessels segment totaled $114.6 million and from another customer of the Vessels segment totaled $73.6 million. Fiscal 1997 and 1996 included revenue from one customer of the Vessels segment of $152.1 million and $120.3 million, respectively.

  Total assets and capital expenditures of the Company by segment are set forth below.

                               -------------------------------------------------
                                               AS OF MARCH 31, 1998
                               -------------------------------------------------
                                                 ENGINEERED
                               VESSELS    RIGS    PRODUCTS  ADJUSTMENTS  TOTAL
                               -------- -------- ---------- ----------- --------
                                                (IN THOUSANDS)

Total assets.................. $263,820 $102,029  $85,247     $48,505   $499,601
                               ======== ========  =======     =======   ========
Capital expenditures.......... $ 26,453 $  8,840  $   383     $ 5,312   $ 40,988
                               ======== ========  =======     =======   ========

  For consolidation purposes, certain cash and cash equivalent balances and certain capital expenditures are allocated to corporate and are included along with other accounting eliminations and adjustments in the Adjustments column.

  Revenues included in the consolidated financial statements of the Company are primarily derived from customers domiciled in the United States. Substantially all of the Company's long-lived assets are located in the United States.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

9. RECONCILIATION OF NET INCOME PER SHARE

  The following table sets forth the computation of basic and diluted net income per share:

                                         --------------------------------------
                                                  YEAR ENDED MARCH 31,
                                         --------------------------------------
                                             1998         1997         1996
                                         ------------ ------------ ------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

   Numerator:
   Net Income..........................  $     22,516 $     16,116 $     12,465
                                         ============ ============ ============
   Numerator for net income per share,
    diluted ...........................  $     22,516 $     16,116 $     12,465
                                         ============ ============ ============
   Denominator:
   Denominator for net income per
    share--weighted average shares
    outstanding*.......................        28,052       27,281       27,000
   Effect of dilutive securities:
     Stock Options.....................           956           58           --
                                         ------------ ------------ ------------
   Denominator for net income per
    share, diluted*....................        29,008       27,339       27,000
                                         ============ ============ ============
   Net income per share*...............  $       0.80 $       0.59 $       0.46
                                         ============ ============ ============
   Net income per share, diluted*......  $       0.78 $       0.59 $       0.46
                                         ============ ============ ============

--------
*Pro forma for 1996.

  The effect on net income per share, diluted, would be anti-dilutive if the conversion of the 4 1/2% convertible subordinated notes had been assumed in the computation. For additional information regarding the 4 1/2% convertible subordinated notes and stock options, refer to Notes 6 and 11, respectively.

10. RELATED PARTY TRANSACTIONS

  John Dane III, Chief Executive Officer and Chairman of the Company, acquired 25% of the stock of United States Marine, Inc. ("USMI") in June 1996 and an additional 10% in July 1997, Mr. Dane has committed to acquire an additional 40% of the stock of USMI over the next four years. USMI manufactures custom composite marine products for various customers and performs services for the Company as a subcontractor with respect to the production of high-speed composite vessels for the U.S. Navy. During fiscal 1998, 1997 and 1996, the Company paid USMI approximately $4.8 million, $7.2 million and $5.5 million, respectively, for subcontractor services.

  Prior to his association with the Company, Rick S. Rees, Executive Vice President and Chief Financial Officer, was a stockholder of Maritime Holdings, Inc. ("MHI") and its President. MHI owned 80% of the outstanding capital stock of Texas Drydock, Inc. ("TDI"). On February 14, 1997, the Company contracted to acquire 51% of the outstanding capital stock of MHI; 51% of the remaining 20% of the capital stock of TDI not owned by MHI; and options to acquire the other 49%. At the closing in April 1997, at which time Mr. Rees was a director of the Company, he received $2.8 million. On May 16, 1997, the Company purchased the other 49% of the outstanding stock of MHI. At the second closing, Mr. Rees received a note from the Company in the principal sum of $4.1 million, bearing interest at the rate of 7.1% per annum, payable in full, principal and interest, on January 15, 1998 (the "Purchase Price Note"), and a 15.18% interest in a $1.0 million note, payable by the Company and delivered in escrow, providing a similar interest rate (the "Escrow Note"). During fiscal 1998, the Company pre-paid the Purchase Price Note, principal and interest, in the amount of $4.2 million and, under the Escrow Note, interest earned under the Escrow Note of $4,576.

  In fiscal 1997, subsequent to its initial public offering, the Company repaid to Trinity its intercompany balance, including $21.6 million for income taxes and $25.0 million in debt assumed by the Company from Trinity. Such amounts aggregated approximately $79.0 million.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

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

11. STOCK OPTIONS

  On September 24, 1996, the Company established the 1996 Stock Option and Incentive Plan which was amended and restated on July 15, 1997 (the "1996 Plan"). The 1996 Plan provides for awards to employees and directors in the form of grants of stock options, stock appreciation rights, restricted or non-restricted stock or units denominated in stock (collectively referred to as "Awards"). All stock options granted under the 1996 Plan vest in equal annual amounts over a five-year period and expire 10 years from the date of grant. The 1996 Plan also provides that shares of common stock which are the subject of awards that are forfeited or terminated, expire unexercised, are settled in cash in lieu of common stock or in a manner such that all or some of the shares covered thereby are not issued or are exchanged for Awards that do not involve common stock will again immediately become available for Awards under the 1996 Plan. A total of 3,600,000 shares are authorized to be issued under the Plan.

  Following is a summary of the option activity for the years ended March 31, 1998 and 1997:

                                                            --------------------
                                                                       WEIGHTED-
                                                                        AVERAGE
                                                             SHARES      PRICE
                                                            ---------  ---------

   Outstanding at April 1, 1996............................        --   $   --
     Granted...............................................   375,000     7.33
                                                            ---------
   Outstanding at March 31, 1997...........................   375,000     7.33
     Granted............................................... 2,656,000    15.35
     Cancelled.............................................   (16,500)    8.15
     Exercised.............................................   (12,300)    7.33
                                                            ---------
   Outstanding at March 31, 1998........................... 3,002,200   $14.42
                                                            =========   ======
   Exercisable at March 31, 1998...........................    60,300   $ 7.33
                                                            =========   ======
   Exercisable at March 31, 1997...........................        --   $   --
                                                            =========   ======


  The following table summarizes information about stock options outstanding at March 31, 1998:


                              ------------------------------- ---------------------
                                    OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                              ------------------------------- ---------------------
                                          WEIGHTED- WEIGHTED-             WEIGHTED-
                                           AVERAGE   AVERAGE               AVERAGE
   EXERCISE PRICE RANGE PER     NUMBER    REMAINING EXERCISE    NUMBER    EXERCISE
            SHARE             OUTSTANDING   LIFE      PRICE   EXERCISABLE   PRICE
   ------------------------   ----------- --------- --------- ----------- ---------
   $7.33 to $16.50.........    2,074,200  9.2 years  $10.17     60,300      $7.33
   $19.33 to $27.25........      606,500  9.6 years  $19.69         --         --
   $30.50 to $34.88........      321,500  9.6 years  $31.89         --         --

  The Company accounts for options granted under the 1996 Plan as prescribed by the provisions of APB 25 and, accordingly, no compensation expense has been recognized for stock options granted. Had compensation expense for the 1996 Plan been

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below. For purposes of these pro forma disclosures, the estimated fair value of the options granted in fiscal 1998 and 1997 are amortized to expense over the options' vesting period.

                                              ---------------------------------
                                                    YEAR ENDED MARCH 31,
                                              ---------------------------------
                                                    1998             1997
                                              ---------------- ----------------
                                                 AS      PRO      AS      PRO
                                              REPORTED  FORMA  REPORTED  FORMA
                                              -------- ------- -------- -------
                                              (IN THOUSANDS, EXCEPT NET INCOME
                                                         PER SHARE)

   Net income................................ $22,516  $19,343 $16,116  $15,912
   Net income per share, diluted............. $  0.78  $  0.67 $  0.59  $  0.58

  The weighted-average grant date fair value of options granted during the year ended March 31, 1998 was $9.23. The fair value of options was calculated using the Black-Scholes option pricing model using the following weighted-average assumptions for fiscal year activity: risk-free interest rate of 5.70%, expected life of 7 years, expected volatility of .519 and no dividend yield.

  The weighted-average grant date fair value of options granted during the year ended March 31, 1997 was $4.54. The fair value of options was calculated using the Black-Scholes option pricing model using the following weighted-average assumptions for fiscal year activity: risk-free interest rate of 5.98%, expected life of 7 years, expected volatility of .801 and no dividend yield.

  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

12. EMPLOYEE BENEFIT PLANS

  The Company maintains a pension plan which was curtailed effective March 31, 1998. The plan provides income and death benefits for eligible employees who were members of the plan at the time of curtailment. The Company's policy is to fund retirement costs accrued but only to the extent such amounts are deductible for income tax purposes. Plan assets include cash, short-term debt securities, and other investments. Benefits are based on years of credited service and compensation. The curtailment of plan benefits, which had an immaterial effect on operating results, has been recognized in all actuarial calculations.

  Net periodic pension expense includes the following components:

                                                           --------------------
                                                            YEAR ENDED MARCH
                                                                    31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------  ----  ------
                                                             (IN THOUSANDS)

   Service cost-benefits earned during the period......... $1,035  $807  $  598
   Interest cost on projected benefit obligation..........    572   501     386
   Actual return on assets................................ (2,248)  143  (1,112)
   Net amortization and deferral .........................  1,400  (603)    699
                                                           ------  ----  ------
   Net periodic pension expense........................... $  759  $848  $  571
                                                           ======  ====  ======

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  Amounts recognized in the Company's consolidated balance sheets follow:

                                                                 --------------
                                                                   MARCH 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
                                                                      (IN
                                                                  THOUSANDS)

   Actuarial present value of benefit obligation:
     Vested benefit obligation.................................. $6,683  $3,946
                                                                 ======  ======
     Accumulated benefit obligation............................. $7,789  $4,875
                                                                 ======  ======
   Projected benefit obligation................................. $7,789  $6,644
   Plan assets at fair value....................................  7,683   5,437
                                                                 ------  ------
   Projected benefit obligation in excess of plan assets........   (106) (1,207)
   Unrecognized net asset at April 1, 1997......................     --     (42)
   Unrecognized net loss........................................     --   1,903
                                                                 ------  ------
   (Accrued) prepaid pension expense............................ $ (106) $  654
                                                                 ======  ======

  A discount rate of 7.00% was assumed for the valuation of the projected benefit obligation for 1998. Assumptions used for the valuation of the projected benefit obligation for 1997 and 1996 were a discount rate of 7.75%, an increase in compensation levels of 4.75% and an expected long-term rate of return on assets of 9.00%.

  The Company has a contributory 401(k) plan in which employees of the Company may participate. Under the plan, eligible employees are allowed to make voluntary pre-tax contributions which are matched, up to certain limits, by the Company. Expenses related to this plan approximated $1,957,000, $896,000 and $614,000 in 1998, 1997 and 1996, respectively.

13. INCOME TAXES

  For the years ended March 31, 1997 and 1996, the Company was included in the consolidated federal income tax return of Trinity. Trinity allocated income taxes to the Company in amounts approximating income taxes that the Company would have been obligated to pay on a separate tax return basis. The Company and Trinity entered into a tax allocation agreement under which the Company and Trinity have agreed upon the allocation of certain tax liabilities and related matters for those periods. The Company will file its own consolidated federal income tax return for the fiscal year ended March 31, 1998.

  The significant components of the provision (benefit) for income taxes follow:

                                                        -----------------------
                                                         YEAR ENDED MARCH 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------  ------- -------
                                                            (IN THOUSANDS)
   Current:
     Federal........................................... $9,167  $ 3,440 $13,475
     State.............................................  1,086    1,685   2,310
                                                        ------  ------- -------
                                                        10,253    5,125  15,785
   Deferred:
     Federal...........................................   (970)   4,771  (6,692)
     State.............................................    (86)     991    (991)
                                                        ------  ------- -------
                                                        (1,056)   5,762  (7,683)
                                                        ------  ------- -------
       Total........................................... $9,197  $10,887 $ 8,102
                                                        ======  ======= =======

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax purposes. The components of deferred tax liabilities and assets follow:

                                                                  -------------
                                                                    MARCH 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)

   Deferred tax liabilities:
     Depreciation and amortization............................... $8,517 $3,555
     Long-term contracts.........................................     --    257
     Pensions and other benefits.................................    757    640
     Other ......................................................     26     62
                                                                  ------ ------
       Total deferred tax liabilities............................  9,300  4,514
                                                                  ------ ------
   Deferred tax assets:
     Long-term contracts.........................................  1,439     --
     Reserve for unpaid insurance claims.........................    836  1,617
                                                                  ------ ------
       Total deferred tax assets.................................  2,275  1,617
                                                                  ------ ------
   Net deferred tax liability.................................... $7,025 $2,897
                                                                  ====== ======

  A reconciliation between the effective tax rate and the statutory tax rate is as follows:

                                                              -----------------
                                                                  YEAR ENDED
                                                                   MARCH 31,
                                                              -----------------
                                                              1998   1997  1996
                                                              -----  ----  ----

   Statutory rate............................................  35.0% 35.0% 35.0%
   Research and experimentation tax credits.................. (11.0)   --    --
   Non-deductible goodwill amortization......................   6.3    --    --
   State taxes, net of federal benefit.......................   2.2   4.1   4.2
   Other.....................................................  (3.5)  1.2   0.2
                                                              -----  ----  ----
   Effective tax rate........................................  29.0% 40.3% 39.4%
                                                              =====  ====  ====

14. STOCKHOLDER RIGHTS PLAN

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

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

15. COMMITMENTS AND CONTINGENCIES

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

  Subsequent to September 30, 1996, the Company obtained its own contract bid and performance bonds, letters of credit and similar obligations in connection with its business. As of March 31, 1998 the total of all outstanding performance obligations was approximately $38 million.

16. SUPPLEMENTARY UNAUDITED QUARTERLY DATA

                                            -----------------------------------
                                             FIRST    SECOND   THIRD    FOURTH
                                            QUARTER  QUARTER  QUARTER  QUARTER
                                            -------- -------- -------- --------
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                         AMOUNTS)

Year ended March 31, 1998:
  Contract revenue earned.................. $149,069 $151,198 $180,569 $189,402
  Gross profit............................. $ 18,565 $ 21,653 $ 26,559 $ 13,882
  Net income............................... $  5,411 $  7,812 $  8,755 $    538
  Net income per share..................... $   0.20 $   0.28 $   0.31 $   0.02
  Net income per share, diluted............ $   0.19 $   0.27 $   0.29 $   0.02
Year ended March 31, 1997:
  Contract revenue earned.................. $ 85,981 $ 94,457 $112,496 $113,863
  Gross profit............................. $ 11,286 $ 12,779 $ 12,558 $ 14,965
  Net income............................... $  3,342 $  3,871 $  4,192 $  4,711
  Net income per share..................... $   0.12 $   0.14 $   0.15 $   0.17
  Net income per share, diluted............ $   0.12 $   0.14 $   0.15 $   0.17


  Results for the fourth quarter of fiscal 1998 were adversely impacted by increased production costs in the Company's marine vessel product line within the Vessels segment. The Company's growing backlog resulted in increased demands on engineering support and production resulting in some inefficiencies. Costs on certain new projects rose beyond original estimates, in part, because of the recent addition of many new, less experienced shipbuilders. Additionally, unprecedented inclement weather during the quarter caused production delays and a subsequent increase in the amount of planned overtime.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

  Information concerning Directors and Executive Officers is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held July 28, 1998.

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

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Exhibits

  EXHIBIT
   NUMBER                               DESCRIPTION
  -------                               -----------
  4.1****   --Form of Indenture dated September 15, 1997 between the Company and the United States Trust Company of Texas, N.A., as Trustee for
             the Company's 4 1/2% Convertible Subordinated Notes due 2004.
  4.2****   --Form of Registration Rights Agreement dated September 15, 1997, among the Company and Donaldson, Lufkin & Jenrette Securities
             Corporation and Merrill Lynch, Pierce, Fenner & Smith
             Incorporated.
 10.1*      --Form of Amended and Restated Extension and Modification of
             Noncompetition Agreement between Halter Marine Group, Inc. and
             Daniel J. Mortimer dated April 1, 1998.
 10.2*****  --Form of Asset Purchase Agreement among the Company, AEPI
             Acquisition, Inc., AmClyde Engineered Products, Inc. and Wallace
             K. Fisk, Jr.
 10.3*****  --Form of Agreement and Plan of Merger by and among the Company,
             Utility Acquisition, Inc., Utility Steel Fabrication, Inc. and the
             shareholders of Utility Steel Fabrications, Inc.
 10.4****** --Form of Revolving Credit Agreement, effective October 31, 1997 by and among Halter Marine Group, Inc., as Borrower, Whitney National
             Bank, as Administrative Agent, BankBoston, N.A., as Syndication
             Agent, The First National Bank of Chicago, as Documentation Agent,
             and other banks named therein.
 10.5*      --Form of Trust Indenture between Mississippi Business Finance
             Corporation and Southtrust Bank, National Association, as Trustee,
             and Loan Agreement between Mississippi Business Finance
             Corporation and Halter Marine Group, Inc. dated January 1, 1998.
 10.6**     --Stock Purchase Agreement dated February 14, 1997 by and among
             Thomas C. Weller, Jr., Ronald J. Stevens, Rick S. Rees, Don O.
             Covington and Halter Marine, Inc.
 10.7**     --Amendment No. 1 to Stock Purchase Agreement dated February 14,
             1997 by and among Thomas C. Weller, Jr., Ronald J. Stevens, Rick
             S. Rees, Don O. Covington and Halter Marine, Inc.
 10.8***    --Amendment No. 2 to Stock Purchase Agreement dated February 14,
             1997 by and among Thomas C. Weller, Jr., Ronald J. Stevens, Rick
             S. Rees, Don O. Covington and Halter Marine, Inc.

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
 10.9**  --Escrow Agreement dated April 4, 1997 among Halter Marine, Inc.,
          Thomas C. Weller, Jr., Ronald J. Stevens, Rick S. Rees, Don O.
          Covington and Bank One, Louisiana, National Association.
 10.10** --Covington Employment Agreement dated April 4, 1997 by and between
          Texas Drydock, Inc. and Don O. Covington.
 10.11*  --Form of Nonqualified Deferred Compensation Plan effective as of
          April 1, 1998.
 21*     --Subsidiaries of the Company
 23*     --Consent of Ernst & Young LLP
 27*     --Financial Data Schedule

--------
      * Filed herewith
     ** Incorporated by reference to exhibits to Form 8-K filed April 17, 1997 with the Securities and Exchange Commission.
    *** Incorporated by reference to exhibits to Form 8-K/A filed on June 2,
        1997 with the Securities and Exchange Commission.
   **** Incorporated by reference to exhibits in Amendment No. 1 to the Registration Statement (Registration No. 333-38491) filed on December 29, 1997 with the Securities and Exchange Commission.
  ***** Incorporated by reference to exhibits in Amendment No. 1 to the Registration Statement (Registration No. 333-39379) filed on November 26, 1997 with the Securities and Exchange Commission.
 ****** Incorporated by reference to exhibits to Form 8-K filed November 12, 1997 with the Securities and Exchange Commission.

  (b) Financial Statement Schedules

  Copies of Consolidated Financial Statements are included within Form 10-K and are incorporated herein by reference (See Index To Consolidated Financial Statements at page 22 of Form 10-K).

  Financial Statement Schedules other than the Financial Statements have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

  (c) Reports on Form 8-K

  The following Forms 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1998 on the dates indicated:

    1. Announcement regarding expected earnings for the fourth quarter of fiscal 1998 filed on March 13, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HALTER MARINE GROUP, INC.

                                          By:       /s/ John Dane III
                                            -----------------------------------
                                                      John Dane III
                                                 Chairman, President and
                                                 Chief Executive Officer

Date: June 29, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                      TITLE                   DATE

      /s/   John Dane III            Chairman, President,      June 29, 1998
-----------------------------------   Chief Executive
           JOHN DANE III              Officer and
                                      Chairman

      /s/   Rick S. Rees             Executive Vice            June 29, 1998
-----------------------------------   President, Chief
           RICK S. REES               Financial Officer,
                                      and Director

      /s/   Keith L. Voigts          Senior Vice               June 29, 1998
-----------------------------------   President and Chief
          KEITH L. VOIGTS             Accounting Officer

      /s/  Daniel J. Mortimer        Executive Vice            June 29, 1998
-----------------------------------   President, Chief
        DANIEL J. MORTIMER            Operating Officer,
                                      and Director


      /s/  Kenneth W. Lewis          Director                  June 29, 1998
-----------------------------------
         KENNETH W. LEWIS