Form 10-Q
period 1998-06-30
HALTER MARINE GROUP INC
filed 1998-08-14
CIK 1017646

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ___________________



                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         June 30, 1998
                               -----------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ____________________


                       Commission file number   33-6967


                           HALTER MARINE GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                                 75-2656828
-------------------------------------------------         -------------------
 (State or Other Jurisdiction of Incorporation             (I.R.S. Employer
               or Organization)                           Identification No.)

13085 Industrial Seaway Road, Gulfport, Mississippi              39503
---------------------------------------------------       -------------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:         (228)896-0029
                                                    -------------------------


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

                                                   Yes  X   No
                                                       ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS


  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 28,858,178 as of July 31, 1998
                                                -------------------------------

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                           HALTER MARINE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                   JUNE 30,     MARCH 31,
                                                     1998         1998
                                                  -----------   ----------
                                                  (UNAUDITED)

                        Assets
                        ------
Current Assets:
  Cash and cash equivalents                         $ 37,852      $ 51,146
  Contract receivables                               110,609       115,389
  Costs and estimated earnings
    in excess of billings on
     uncompleted contracts                            92,014        81,229
  Inventories                                         27,896        19,692
  Other current assets                                 6,108         5,124
                                                    --------      --------
   Total current assets                              274,479       272,580

Property, plant, and equipment, net                  152,684       125,962
Excess of cost over net assets
  acquired                                            88,033        92,101
Other assets                                           8,762         8,958
                                                    --------      --------
                                                    $523,958      $499,601
                                                    ========      ========

        Liabilities and Stockholders' Equity
        ------------------------------------
Current Liabilities:
  Accounts payable and accrued
   liabilities                                      $ 54,040      $ 51,433
  Billings in excess of costs and
    estimated earnings on
    uncompleted contracts                             85,473        68,172
  Notes payable and current
    portion of long-term debt                          1,296         1,918
                                                    --------      --------
    Total current liabilities                        140,809       121,523

Long-term debt, less current portion                 218,115       218,215
Deferred income taxes                                  6,106         7,025
Other noncurrent liabilities                           1,676         1,735
                                                    --------      --------
    Total liabilities                                366,706       348,498

Stockholders' Equity:
    Common stock                                         288           288
    Additional paid-in capital                       119,417       119,396
Retained earnings                                     37,547        31,419
                                                    --------      --------
    Total stockholders' equity                       157,252       151,103
                                                    --------      --------
                                                    $523,958      $499,601
                                                    ========      ========

         See accompanying notes to consolidated financial statements.

                           HALTER MARINE GROUP, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS
                                                          ENDED JUNE 30,
                                                    ---------------------------
                                                       1998             1997
                                                    ----------       ----------
Contract revenue earned                               $209,775        $149,069
Cost of revenue earned                                 184,036         130,504
                                                      --------        --------
  Gross profit                                          25,739          18,565

Selling, general, and
  administrative expenses                               13,960           7,884
Amortization of excess of
  cost over net assets acquired                          1,371             338
                                                      --------        --------
Operating income                                        10,408          10,343

Other expenses:
  Interest expense, net                                  1,688           1,436
  Other, net                                               (34)            138
                                                      --------        --------
                                                         1,654           1,574
                                                      --------        --------
Income before income taxes                               8,754           8,769

Income taxes                                             2,626           3,358
                                                      --------        --------
Net income                                            $  6,128        $  5,411
                                                      ========        ========
Net income per share                                     $0.21           $0.20
                                                      ========        ========
Net income per share, diluted                            $0.21           $0.19
                                                      ========        ========
Weighted average shares outstanding:
  Basic                                                 28,823          27,055
  Diluted                                               29,527          28,479

         See accompanying notes to consolidated financial statements.

                           HALTER MARINE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                           THREE MONTHS
                                                           ENDED JUNE 30,
                                                    ---------------------------
                                                       1998             1997
                                                    ---------        ---------
Net cash provided by operating activities            $ 18,272         $ 11,318

Investing activities:
     Capital expenditures                             (30,866)         (11,879)
     Business acquisitions, net of cash acquired            -          (18,762)
                                                     --------         --------
     Net cash required by investing
       activities                                     (30,866)         (30,641)

Financing activities:
     Net proceeds from sale and
       Issuance of stock                                   22                -
     Issuance of short-term debt                            -            1,392
     Issuance of long-term debt                             -           33,000
     Principal payments on debt                          (722)         (19,126)
                                                     --------         --------
     Net cash provided (required)
       By financing activities                           (700)          15,266
                                                     --------         --------
Net decrease in cash and cash equivalents             (13,294)          (4,057)
Cash and cash equivalents at beginning of year         51,146            7,079
                                                     --------         --------
Cash and cash equivalents at end of period           $ 37,852         $  3,022
                                                     ========         ========

         See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998

NOTE 1---BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999. The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Halter Marine Group, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended March 31, 1998.


NOTE 2--BUSINESS ACQUISITIONS

     During August 1997, the Company acquired the assets of Bludworth Bond Shipyard, Inc., Houston, Texas. During the third quarter of fiscal 1998, the Company completed the acquisitions of four additional companies, including AmClyde Engineered Products, Inc. and formed the Engineered Products Group. The aggregate purchase price for these five companies was $75 million, of which approximately $45 million was paid in cash and the balance in 835,484 shares of the Company's common stock. A substantial portion of the total purchase price was allocated to cost in excess of net assets acquired.

     The following unaudited pro forma financial information presents the combined results of operations for the three months ended June 30, 1997, assuming consummation of the purchase of these companies as of April 1, 1997 and, after giving effect to the shares issued and certain adjustments, including amortization of excess of cost over net assets acquired and increased interest expense on debt related to the acquisitions, and related income tax expense. This pro forma information does not necessarily reflect the results of operations that would have occurred had the Company, along with these companies, constituted a single entity during these periods.


                                                    (in thousands, except per
                                                           share data)

Contract revenue earned                                    $177,352
                                                           ========
Net income                                                 $  5,986
                                                           ========
Net income per share                                       $    .21
                                                           ========
Net income per share, diluted                              $    .20
                                                           ========
Pro forma weighted average number of
     shares outstanding:
     Basic                                                   27,890
     Diluted                                                 29,314


NOTE 3--SEGMENT INFORMATION

     The Company classifies its business into three segments: Vessels, which includes the new construction and repair of a wide variety of vessels for the government, energy and commercial markets; Rigs, which includes the construction, conversion and repair of mobile offshore drilling rigs; and Engineered Products, which includes the design, manufacture and marketing of cranes, derricks, winches, hoists, windlasses, jacks, linear winches, fairleads, capstans, tuggers, locking devices, turret bearings, control systems, and other related products used in the marine, offhsore and construction industries. The Company evaluates the performance of its segments based upon income before interest and income taxes as these expenses are not allocated to the segments.

     Selected information as to the operations and other financial information of the Company by segment is set forth below.

Three Months Ended June 30, 1998:


                                                                             Engineered
                                                    Vessels      Rigs         Products     Total
                                                   --------    -------       ----------   --------
                                                                   (in thousands)
Operations:
  Contract revenue earned                          $127,750     $49,755        $32,270    $209,775
  Cost of revenue earned                            118,914      38,164         26,958     184,036
                                                   --------     -------        -------    --------
     Gross profit                                     8,836      11,591          5,312      25,739

  Selling, general and
   administrative expenses                            8,824       2,658          2,478      13,960
  Amortization of excess of cost over
   net assets acquired                                  201         618            552       1,371
  Other, net                                            (14)          -            (20)        (34)
                                                   --------     -------        -------    --------
     Income before interest and income
      taxes                                        $   (175)    $ 8,315        $ 2,302    $ 10,442
                                                   ========     =======        =======    ========

                                                                              Engineered
                                                    Vessels      Rigs          Products     Total
                                                   --------    --------       ----------   --------
                                                                   (in thousands)
Other financial information:
  Depreciation expense:
    Included in cost of revenue earned             $  3,056     $   577         $   182    $  3,815
    Included in selling, general and
      administrative expenses                           239          46              17         302
                                                   --------    --------         --------   --------
                                                   $  3,295     $   623         $    199   $  4,117
                                                   ========    ========         ========   ========

Three Months Ended June 30, 1997:

                                                        Vessels      Rigs      Total
                                                        -------      ----      -----
                                                               (in thousands)
Operations:
  Contract revenue earned                              $127,137     $21,932   $149,069
  Cost of revenue earned                                116,176      14,328    130,504
                                                       --------     -------   --------
     Gross profit                                        10,961       7,604     18,565
  Selling, general and
   administrative expenses                                6,106       1,778      7,884
  Amortization of excess of cost over net
   assets acquired                                           -          338        338
  Other, net                                                 (2)        140        138
                                                       --------     -------   --------
     Income before interest and income
      taxes                                            $  4,857     $ 5,348   $ 10,205
                                                       ========     =======   ========

Other financial information:
  Depreciation expense:
    Included in cost of revenue
      earned                                           $  1,909     $   383   $  2,292
    Included in selling, general and
      administrative expenses                                54          29         83
                                                       ========     =======   ========
                                                       $  1,963     $   412   $  2,375
                                                       ========     =======   ========

     As described in Note 2, the Company formed the Engineered Products Group during the third quarter of fiscal 1998. Accordingly, there were no revenues related to this segment during the three months ended June 30, 1997.

     Total assets and capital expenditures of the Company by segment are set forth below.

                                                               Engineered
                                      Vessels       Rigs        Products    Adjustments    Total
                                    ----------     ---------    --------    -----------   -------
                                                             (in thousands)
Total assets:
 As of June 30, 1998                  $275,453      $116,185     $86,262       $46,566    $523,958
                                      ========      ========     =======       =======    ========
 As of March 31, 1998                 $263,820      $102,029     $85,247       $48,505    $499,601
                                      ========      ========     =======       =======    ========
Capital expenditures
 For three months ended:
   June 30, 1998                      $ 10,276      $ 18,719     $ 1,871       $   -      $ 30,866
                                      ========      ========     =======       =======    ========
   June 30, 1997                      $  9,729      $  2,150     $   -         $   -      $ 11,879
                                      ========      ========     =======       =======    ========

     For consolidation purposes, certain cash and cash equivalent balances are allocated to corporate and are included along with other accounting eliminations and adjustments in the Adjustments column.


NOTE 4--RECONCILIATION OF NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share:

                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                                     (IN THOUSANDS,
                                                 EXCEPT PER SHARE DATA)
                                              ----------------------------
                                                1998               1997
                                              --------           --------
Numerator:
Net Income                                     $ 6,128            $ 5,411
                                               =======            =======
Numerator for net income per
 Share, diluted                                $ 6,128            $ 5,411
                                               =======            =======
Denominator:
Denominator for net income per
 Share-weighted average shares
 Outstanding                                    28,823             27,055
Effect of dilutive securities:
 Stock options                                     704              1,424
                                               -------            -------
Denominator for net income per
 Share, diluted                                 29,527             28,479
                                               =======            =======
Net income per share                           $   .21            $   .20
                                               =======            =======
Net incone per share, diluted                  $   .21            $   .19
                                               =======            =======

NOTE 5--CHANGE IN EFFECTIVE INCOME TAX RATE

The effective tax rate for the first quarter of fiscal 1999 was 30% compared to 38% for the same quarter last year. During the second quarter of fiscal 1998, the Company lowered its estimated annual effective tax rate to approximately 30% reflecting the anticipated year-to-date benefit of a credit for increasing research activities. The current quarter continues to reflect the anticipated benefits of this credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     All statements (other than statements of historical fact) contained in this document concerning the Company's financial position and liquidity; results of operations; prospects for commercial or government contracts; ability to take advantage of new vessel construction and conversion opportunities; labor supply and costs; selling, general and administrative costs; and other matters, are forward-looking statements. Forward-looking statements in this document generally are accompanied by words such as "anticipate," believe," "estimate," or "expect" or similar words or phrases. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Certain of the factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are discussed below. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.


Financial Condition

     Increases in balance sheet accounts at June 30, 1998 as compared to March 31, 1998 were primarily the result of the acquisition of a shipyard facility in Orange, Texas and other purchases of fixed assets.

Results of Operations

     The following tables set forth certain statement of income information as a percentage of the Company's revenue for the periods indicated:

                                          Three Months Ended June 30,
                                    --------------------------------------
                                            1998              1997
                                    -----------------    -----------------
                                     Amount   Percent    Amount   Percent
                                    --------  -------    -------  --------
Contract revenue earned
by business segment:
   Vessels                           $127.8      60.9%   $127.2      85.3%
   Rigs                                49.7      23.7      21.9      14.7
   Engineered Products                 32.3      15.4         -         -
                                     ------     -----    ------     -----
                                     $209.8     100.0%   $149.1     100.0%
                                     ======     =====    ======     =====

                                          Three Months Ended June 30,
                                    --------------------------------------
                                            1998              1997
                                    -----------------    -----------------
                                     Amount   Percent    Amount   Percent
                                    --------  -------    -------  --------
Contract revenue earned
  by customer type:
    Government: (1)
         Vessels                     $ 38.2      18.2%   $ 58.2      39.0%
    Energy: (2)
         Vessels                       57.5      27.4      49.2      33.0
         Rigs                          49.7      23.7      21.9      14.7
                                     ------     -----    ------     -----
                                      107.2      51.1      71.1      47.7
    Commercial: (3)
         Vessels                       12.3       5.9      11.3       7.6
    Other: (4)
         Vessels                       19.6       9.4       8.5       5.7
         Engineered Products           32.3      15.4         -         -
                                     ------     -----    ------     -----
                                       51.9      24.8       8.5       5.7
                                     ------     -----    ------     -----
                                     $209.8     100.0%   $149.1     100.0%
                                     ======     =====    ======     =====

__________
(1) Consists of revenue from the Company's government customers, including the U.S. Navy, state and local governments, and foreign governments.

(2) Consists of revenue from the construction or conversion of vessels and the construction, conversion, and repair of mobile offshore drilling rigs. Vessels include offshore support vessels, offshore double-hull barges and tank barges.

(3) Consists of revenue from the Company's commercial customers and includes vessels such as tugboats, hopper barges, inland tow boats and other vessels.

(4) Consists of revenue from customers for the construction of yachts, vessel repairs and assorted marine products and the design and manufacture of engineered products.


                      THREE MONTHS ENDED JUNE 30, 1998 VS.
                        THREE MONTHS ENDED JUNE 30, 1997


     Contract revenue increased 40.7% to $209.8 million for the quarter ended June 30, 1998 compared with $149.1 million for the quarter ended June 30, 1997. Of the $60.7 million increase, $32.3 million was attributable to revenue generated by the Engineered Products Group which was acquired during the third quarter of fiscal 1998. Additionally, $27.8 million of the increase was generated by the Rigs segment as a result of the addition of a contract for the new construction of a jack-up drilling rig and increased contracts for repair and conversion of drilling rigs.

     Revenue generated from the energy customer group increased primarily as a result of higher revenues generated by the Rigs segment as previously discussed as well as growth in construction of offshore support vessels within the Vessels
segment.   Revenue growth within the other customer group of the Vessels segment resulted from increased vessel repair and yacht activity. The decline in government revenue within the Vessels segment occurred as fiscal 1998 included revenue from several contracts that were reaching final stages of completion during fiscal 1999.

     The gross profit margin decreased slightly to 12.3% for the first quarter of fiscal 1999 compared to 12.5% for the first quarter of fiscal 1998. Excluding the Engineered Products Group, the gross margin was 11.5% for the current quarter. During the first quarter of fiscal 1998, a larger percentage of total revenue was derived from the government customer group which generated higher profit margins thus contributing to a higher overall gross margin for that quarter.

     Selling, general and administrative expenses increased $6.1 million to $14.0 million in the first quarter of fiscal 1999, or 6.7% of revenue compared to $7.9 million or 5.3% of revenue for the same quarter last year. The increase is primarily a result of the overall growth of the Company during the past year. The recently acquired Engineered Products Group added approximately $2.5 million in expenses. The remaining increase was primarily attributable to a $1.2 million increase in salary expense and a $1.1 million increase in consulting expenses related to a business process improvement project undertaken in the Vessels segment during the latter part of fiscal 1998. The Company expects to spend an additional $3.0 million on this project during the remainder of fiscal 1999 and will consider additional amounts as necessary.

     Interest expense, net of interest income, increased $0.3 million to $1.7 million for the first quarter of fiscal 1999 compared to $1.4 million for the first quarter of fiscal 1998 primarily as a result of the issuance of $185.0 million of 4 1/2% convertible subordinated notes in September 1997 and $30 million of taxable revenue bonds in January 1998.

     The effective tax rate for the first quarter of fiscal 1999 was 30% compared to 38% for the same period last year as the Company lowered its effective tax rate to reflect the anticipated benefit of credits for increasing research activities.

     The Company's construction backlog of $987.8 million at June 30, 1998 increased 20.9% compared to $817.1 million at March 31, 1998 and 73.4% compared to $569.7 million at June 30, 1997.

     Backlog consisted of the following as of June 30, 1998:

                                                                  Engin.
                                           Vessels     Rigs      Products    Total
                                           -------    -------    --------   --------
Backlog by customer type:
       Energy                               $275.9     $424.9      $   -     $700.8
       Government                            145.5          -          -      145.5
       Commercial                             47.6          -          -       47.6
       Other                                  27.8          -       66.1       93.9
                                            ------     ------      -----     ------
                                            $496.8     $424.9      $66.1     $987.8
                                            ======     ======      =====     ======

Liquidity and Sources of Capital

     The Company's needs for capital for the three month period ending June 30,1998 resulted primarily from the acquisition of a shipyard facility in Orange, Texas, the acquisition of fixed assets and increased working capital requirements as a result of the Company's growth. These needs were funded with cash flows from operations and available cash. The Company believes that the cash flow from operations, the remaining funds available under the existing credit facility, excess cash generated from the Company's debt offering and issuance of taxable revenue bonds will be sufficient to fund its requirements for working capital, capital expenditures, acquisitions and other capital needs for at least the next twelve months.


Year 2000 Technological Issues

     The Company is currently working to assess the potential impact of the year 2000 on the processing of time-sensitive information by its computerized information systems and equipment. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management is in the process of completing a review of significant software used in the Company's operations, and, to the extent practicable, in the operations of its key business relationships such as vendors, suppliers, and financial institutions, in order to determine if any year 2000 risks exist that may be material to the Company as a whole. The Company does not anticipate significant exposure related to its vendors, suppliers, or financial institutions. The Company expects to have substantially completed its assessment of its year 2000 exposure by the end of fiscal 1999.

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

     The Company is in the process of developing a contingency plan in the unlikely event that material year 2000 situations arise. The Company expects to have completed this plan by September 1999.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

                                    PART II
                               OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the registrant's Annual Meeting of Stockholders held on July 28, 1998, Messrs. Kenneth W. Lewis and Rick S. Rees were elected as directors of the Registrant to hold office until the Annual Meeting of Stockholders in the year 2001.

     At that meeting, the stockholders also voted to approve an amendment to the Halter Marine Group, Inc. Restated Certificate of Incorporation providing for an increase in the number of shares of common stock authorized for issuance by the Company from 50,000,000 to 150,000,000.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          27.1      Financial Data Schedule.

     (b) Reports on Form 8-K. The Registrant was not required to file any reports on Form 8-K during the quarter ended June 30, 1998.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1998               HALTER MARINE GROUP, INC.



                                    By: /s/  KEITH L.VOIGTS
                                       ----------------------------------
                                    Keith L. Voigts
                                    Senior Vice President-Finance
                                    As a Duly Authorized Officer
                                    and Chief Accounting Officer