Form 10-Q
period 1998-09-30
HALTER MARINE GROUP INC
filed 1998-11-13
CIK 1017646

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 33-6967

                           HALTER MARINE GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-2656828
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)



                                                        39503
     13085 INDUSTRIAL SEAWAY ROAD,                   (ZIP CODE)
         GULFPORT, MISSISSIPPI
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (228) 896-0029

-------------------------------------------------------------------------------
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 28,858,178 as of October 31, 1998.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30, MARCH 31,
                        ASSETS                              1998        1998
                        ------                          ------------- ---------
                                                         (UNAUDITED)
Current Assets:
  Cash and cash equivalents............................   $ 15,715    $ 51,146
  Contract receivables.................................    111,355     115,389
  Costs and estimated earnings in excess of billings on
   uncompleted contracts...............................    105,983      81,229
  Inventories..........................................     36,778      19,692
  Other current assets.................................      5,438       5,124
                                                          --------    --------
    Total current assets...............................    275,269     272,580
Property, plant, and equipment, net....................    163,112     125,962
Excess of cost over net assets acquired................    101,586      92,101
Other assets...........................................      8,538       8,958
                                                          --------    --------
                                                          $548,505    $499,601
                                                          ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
  Accounts payable and accrued Liabilities.............   $ 59,521    $ 51,433
  Billings in excess of costs and estimated earnings on
   uncompleted contracts...............................     93,192      68,172
  Notes payable and current portion of long-term debt..        667       1,918
                                                          --------    --------
    Total current liabilities..........................    153,380     121,523
Long-term debt, less current portion...................    218,013     218,215
Deferred income taxes..................................     11,526       7,025
Other noncurrent liabilities...........................      1,648       1,735
                                                          --------    --------
    Total liabilities..................................    384,567     348,498
Stockholders' Equity:
  Common stock.........................................        288         288
  Additional paid-in capital...........................    119,417     119,396
  Retained earnings....................................     44,233      31,419
                                                          --------    --------
    Total stockholders' equity.........................    163,938     151,103
                                                          --------    --------
                                                          $548,505    $499,601
                                                          ========    ========

          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             SIX MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Contract revenue earned..................................... $480,557  $300,266
Cost of revenue earned......................................  424,964   260,047
                                                             --------  --------
  Gross profit..............................................   55,593    40,219
Selling, general, and administrative expenses...............   30,218    16,451
Amortization of excess of cost over net assets acquired.....    3,244       675
                                                             --------  --------
Operating income............................................   22,131    23,093
Other expenses:
  Interest expense, net.....................................    3,895     3,150
  Other, net................................................      (69)    1,044
                                                             --------  --------
                                                                3,826     4,194
                                                             --------  --------
Income before income taxes..................................   18,305    18,899
Income taxes................................................    5,491     5,677
                                                             --------  --------
Net income.................................................. $ 12,814  $ 13,222
                                                             ========  ========
Net income per share........................................ $   0.44  $   0.48
                                                             ========  ========
Net income per share, diluted............................... $   0.44  $   0.46
                                                             ========  ========
Weighted average shares outstanding:
  Basic.....................................................   28,835    27,675
  Diluted...................................................   29,405    28,944


          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Contract revenue earned..................................... $270,782  $151,197
Cost of revenue earned......................................  240,929   129,544
                                                             --------  --------
  Gross profit..............................................   29,853    21,653
Selling, general, and administrative expenses...............   16,258     8,566
Amortization of excess of cost over net assets acquired.....    1,872       338
                                                             --------  --------
Operating income............................................   11,723    12,749
Other expenses:
  Interest expense, net.....................................    2,208     1,714
  Other, net................................................      (35)      904
                                                             --------  --------
                                                                2,173     2,618
                                                             --------  --------
Income before income taxes..................................    9,550    10,131
Income taxes................................................    2,865     2,319
                                                             --------  --------
Net income.................................................. $  6,685  $  7,812
                                                             ========  ========
Net income per share........................................ $   0.23  $   0.28
                                                             ========  ========
Net income per share, diluted............................... $   0.23  $   0.27
                                                             ========  ========
Weighted average shares outstanding:
  Basic.....................................................   28,847    27,675
  Diluted...................................................   29,259    28,933


          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              -----------------
                                                               1998      1997
                                                              -------  --------
Net cash provided by operating activities.................... $11,622  $ 12,429
Investing activities:
  Capital expenditures....................................... (45,621)  (21,038)
  Business acquisitions, net of cash acquired................      --   (54,825)
                                                              -------  --------
    Net cash required by investing activities................ (45,621)  (75,863)
Financing activities:
  Net proceeds from sale and issuance of stock...............      21        --
  Debt issuance costs........................................      --    (5,058)
  Additions to debt..........................................      --   243,450
  Principal payments on debt.................................  (1,453) (120,000)
                                                              -------  --------
    Net cash provided (required) by financing activities.....  (1,432)  118,392
                                                              -------  --------
Net increase (decrease) in cash and cash equivalents......... (35,431)   54,958
Cash and cash equivalents at beginning of year...............  51,146     7,079
                                                              -------  --------
Cash and cash equivalents at end of period................... $15,715  $ 62,037
                                                              =======  ========


          See accompanying notes to consolidated financial statements.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1998

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999. The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Halter Marine Group, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended March 31, 1998.

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

  The following unaudited pro forma financial information presents the combined results of operations for the three and six months ended September 30, 1997, assuming consummation of the purchase of these companies as of April 1, 1997 and, after giving effect to the shares issued and certain adjustments, including amortization of excess of cost over net assets acquired, increased interest expense on debt related to the acquisitions, and related income tax expense. This pro forma information does not necessarily reflect the results of operations that would have occurred had the Company, along with these companies, constituted a single entity during these periods.

                           SIX MONTHS THREE MONTHS
                             ENDED       ENDED
                           SEPT. 30,   SEPT. 30,
                              1997        1997
                           ---------- ------------
                            (IN THOUSANDS, EXCEPT
                               PER SHARE DATA)
Contract revenue earned...  $344,920    $167,568
                            ========    ========
Net income................  $ 11,578    $  5,661
                            ========    ========
Net income per share......  $   0.41    $   0.20
                            ========    ========
Net income per share,
 diluted..................  $   0.41    $   0.20
                            ========    ========
Proforma weighted average
 number of Shares
 outstanding:
  Basic...................    28,510      28,510
  Diluted.................    29,779      29,768

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

  Selected information as to the operations and other financial information of the Company by segment is as follows.

  Six Months Ended September 30, 1998:

                                                           ENGINEERED
                                        VESSELS     RIGS    PRODUCTS   TOTAL
                                        --------  -------- ---------- --------
                                                   (IN THOUSANDS)
Operations:
  Contract revenue earned.............. $259,698  $162,655  $58,204   $480,557
  Cost of revenue earned...............  236,723   139,829   48,412    424,964
                                        --------  --------  -------   --------
    Gross profit.......................   22,975    22,826    9,792     55,593
  Selling, general and administrative
   expenses............................   19,758     5,960    4,500     30,218
  Amortization of excess of cost over
   net assets acquired.................      551     1,069    1,624      3,244
  Other, net...........................      (32)       --      (37)       (69)
                                        --------  --------  -------   --------
    Income before interest and income
     taxes............................. $  2,698  $ 15,797  $ 3,705   $ 22,200
                                        ========  ========  =======   ========
Other financial information:
  Depreciation expense:
    Included in cost of revenue
     earned............................ $  6,134  $  1,323  $   381   $  7,838
    Included in selling, general and
     administrative expenses...........      493        94       46        633
                                        --------  --------  -------   --------
                                        $  6,627  $  1,417  $   427   $  8,471
                                        ========  ========  =======   ========

  Six Months Ended September 30, 1997:

                                                     VESSELS    RIGS    TOTAL
                                                     --------  ------- --------
                                                          (IN THOUSANDS)
Operations:
  Contract revenue earned........................... $233,424  $66,842 $300,266
  Cost of revenue earned............................  211,295   48,752  260,047
                                                     --------  ------- --------
    Gross profit....................................   22,129   18,090   40,219
  Selling, general and administrative expenses......   13,190    3,261   16,451
  Amortization of excess of cost over net assets
   acquired ........................................       --      675      675
  Other, net........................................       (3)   1,047    1,044
                                                     --------  ------- --------
    Income before interest and income taxes......... $  8,942  $13,107 $ 22,049
                                                     ========  ======= ========
Other financial information:
  Depreciation expense:
    Included in cost of revenue earned.............. $  4,059  $   831 $  4,890
    Included in selling, general and administrative
     expenses.......................................      143       68      211
                                                     --------  ------- --------
                                                     $  4,202  $   899 $  5,101
                                                     ========  ======= ========

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


  Three Months Ended September 30, 1998:

                                                           ENGINEERED
                                        VESSELS     RIGS    PRODUCTS   TOTAL
                                        --------  -------- ---------- --------
                                                   (IN THOUSANDS)
Operations:
  Contract revenue earned.............. $131,999  $112,900  $25,883   $270,782
  Cost of revenue earned...............  117,719   101,706   21,504    240,929
                                        --------  --------  -------   --------
    Gross profit.......................   14,280    11,194    4,379     29,853
  Selling, general and administrative
   expenses............................   10,934     3,302    2,022     16,258
  Amortization of excess of cost over
   net assets acquired.................      349       452    1,071      1,872
  Other, net...........................      (17)       --      (18)       (35)
                                        --------  --------  -------   --------
    Income before interest and income
     taxes............................. $  3,014  $  7,440  $ 1,304   $ 11,758
                                        ========  ========  =======   ========
Other financial information:
  Depreciation expense:
    Included in cost of revenue
     earned............................ $  3,077  $    746  $   199   $  4,022
    Included in selling, general and
     administrative expenses...........      255        48       28        331
                                        --------  --------  -------   --------
                                        $  3,332  $    794  $   227   $  4,353
                                        ========  ========  =======   ========

  Three Months Ended September 30, 1997:

                                                     VESSELS    RIGS    TOTAL
                                                     --------  ------- --------
                                                          (IN THOUSANDS)
Operations:
  Contract revenue earned........................... $106,287  $44,910 $151,197
  Cost of revenue earned............................   95,119   34,425  129,544
                                                     --------  ------- --------
    Gross profit....................................   11,168   10,485   21,653
  Selling, general and administrative expenses......    7,084    1,482    8,566
  Amortization of excess of cost over net assets
   acquired.........................................       --      338      338
  Other, net........................................       (1)     905      904
                                                     --------  ------- --------
    Income before interest and income taxes......... $  4,085  $ 7,760 $ 11,845
                                                     ========  ======= ========
Other financial information:
  Depreciation expense:
    Included in cost of revenue earned.............. $  2,151  $   447 $  2,598
    Included in selling, general and administrative
     expenses.......................................       89       39      128
                                                     --------  ------- --------
                                                      $ 2,240  $   486 $  2,726
                                                     ========  ======= ========

  As described in Note 2, the Company formed the Engineered Products Group during the third quarter of fiscal 1998. Accordingly, there were no operating results related to this segment during the six months and three months ended September 30, 1997.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


  Total assets and capital expenditures of the Company by segment are set forth below.

                                                 ENGINEERED
                               VESSELS    RIGS    PRODUCTS  ADJUSTMENTS  TOTAL
                               -------- -------- ---------- ----------- --------
                                                (IN THOUSANDS)
Total assets:
  As of Sept. 30, 1998........ $296,389 $126,815  $102,936    $19,865   $546,005
                               ======== ========  ========    =======   ========
  As of March 31, 1998........ $263,820 $102,029  $ 85,247    $48,505   $499,601
                               ======== ========  ========    =======   ========
Capital expenditures
  For six months ended:
    Sept. 30, 1998............ $ 20,253 $ 23,034  $  2,361    $    --   $ 45,648
                               ======== ========  ========    =======   ========
    Sept. 30, 1997............ $ 17,500 $  3,539  $     --    $    --   $ 21,038
                               ======== ========  ========    =======   ========
  For three months ended:
    Sept. 30, 1998............ $  9,987 $  4,315  $    480    $    --   $ 14,782
                               ======== ========  ========    =======   ========
    Sept. 30, 1997............ $  7,771 $  1,388  $     --    $    --   $  9,159
                               ======== ========  ========    =======   ========

  For consolidation purposes, certain cash and cash equivalent balances are allocated to corporate and are included along with other accounting eliminations and adjustments in the Adjustments column.

NOTE 4--RECONCILIATION OF NET INCOME PER SHARE

  The following table sets forth the computation of basic and diluted net income per share:

                                                                 SIX MONTHS
                                                               ENDED SEPTEMBER
                                                                     30,
                                                               (IN THOUSANDS,
                                                                 EXCEPT PER
                                                                 SHARE DATA)
                                                               ---------------
                                                                1998    1997
                                                               ------- -------
NUMERATOR:
----------
Net income.................................................... $12,814 $13,222
                                                               ======= =======
Numerator for net income per share, diluted................... $12,814 $13,222
                                                               ======= =======
DENOMINATOR:
------------
Denominator for net income per share-weighted average shares outstanding..................................................  28,835  27,675
Effect of dilutive securities:
  Stock options...............................................     570   1,269
                                                               ------- -------
Denominator for net income per share, diluted.................  29,405  28,944
                                                               ======= =======
Net income per share.......................................... $   .44 $   .48
                                                               ======= =======
Net income per share, diluted................................. $   .44 $   .46
                                                               ======= =======

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


                                                                THREE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                               (IN THOUSANDS,
                                                                 EXCEPT PER
                                                                 SHARE DATA)
                                                               ---------------
                                                                1998    1997
                                                               ------- -------
NUMERATOR:
----------
Net income.................................................... $ 6,685 $ 7,812
                                                               ======= =======
Numerator for net income per share, diluted................... $ 6,685 $ 7,812
                                                               ======= =======
DENOMINATOR:
------------
Denominator for net income per share-weighted average shares outstanding..................................................  28,847  27,675
Effect of dilutive securities:
  Stock options...............................................     412   1,258
                                                               ------- -------
Denominator for net income per share, diluted.................  29,259  28,933
                                                               ======= =======
Net income per share.......................................... $   .23 $   .28
                                                               ======= =======
Net income per share, diluted................................. $   .23 $   .27
                                                               ======= =======

NOTE 5--CHANGE IN EFFECTIVE INCOME TAX RATE

  The effective tax rate for the second quarter and first six months of fiscal 1999 was 30% compared to 23% for the same quarter last year and 30% for the first six months of fiscal 1998. During the current quarter, the Company received a tax refund from Trinity Industries, Inc. ("Trinity") resulting from an overpayment of income taxes paid to Trinity while the Company was a subsidiary. Recognition of the tax refund had the effect of reducing the tax rate for the quarter. During the second quarter of fiscal 1998, the Company lowered its estimated annual effective tax rate to approximately 30% reflecting the anticipated year-to-date benefit of a credit for increasing research activities. Year-to-date income tax expense for the current year continues to reflect the anticipated benefits of this credit as well as the tax refund from Trinity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  All statements (other than statements of historical fact) contained in this document concerning the Company's financial position and liquidity; results of operations; prospects for commercial or government contracts; ability to take advantage of new vessel construction and conversion opportunities; labor supply and costs; selling, general and administrative costs; and other matters, are forward-looking statements. Forward-looking statements in this document generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar words or phrases. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Certain of the factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are discussed below. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

FINANCIAL CONDITION

  Increases in balance sheet accounts at September 30, 1998 as compared to March 31, 1998 were primarily the result of the acquisition of a shipyard facility in Orange, Texas and other purchases of fixed assets.

                    SIX MONTHS ENDED SEPTEMBER 30, 1998 VS.
                      SIX MONTHS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

  The following tables set forth certain statement of income information as a percentage of the Company's revenue for the periods indicated:

  Six Months Ended September 30,

                                                       1998           1997
                                                  -------------- --------------
                                                  AMOUNT PERCENT AMOUNT PERCENT
                                                  ------ ------- ------ -------
Contract revenue earned by business segment:
  Vessels........................................ $259.7   54.0% $233.4   77.7%
  Rigs...........................................  162.7   33.9    66.8   22.3
  Engineered Products............................   58.2   12.1      --     --
                                                  ------  -----  ------  -----
                                                  $480.6  100.0% $300.2  100.0%
                                                  ======  =====  ======  =====
Contract revenue earned by customer type:
  Government: (1)
    Vessels...................................... $ 77.5   16.1% $101.6   33.8%
  Energy: (2)
    Vessels......................................  120.5   25.1    90.2   30.0
    Rigs.........................................  162.7   33.9    66.8   22.3
                                                  ------  -----  ------  -----
                                                   283.2   59.0   157.0   52.3
  Commercial: (3)
    Vessels......................................   21.0    4.4    25.7    8.6
  Other: (4)
    Vessels......................................   40.7    8.4    15.9    5.3
    Engineered Products..........................   58.2   12.1      --     --
                                                  ------  -----  ------  -----
                                                    98.9   20.5    15.9    5.3
                                                  ------  -----  ------  -----
                                                  $480.6  100.0% $300.2  100.0%
                                                  ======  =====  ======  =====

--------
(1) Consists of revenue from the Company's government customers, including the U.S. Navy, state and local governments, and foreign governments.

(2) Consists of revenue from the construction or conversion of vessels and the construction, conversion, and repair of mobile offshore drilling rigs. Vessels include offshore support vessels, offshore double-hull barges and tank barges.
(3) Consists of revenue from the Company's commercial customers and includes vessels such as tugboats, barges, inland tow boats and other vessels.
(4) Consists of revenue from customers for the construction of yachts, vessel repairs and assorted marine products and the design and manufacture of engineered products.

  Contract revenue increased 60.0% to $480.6 million for the six months ended September 30, 1998 compared to $300.2 million for the six months ended September 30, 1997. Of the $180.4 million increase, $95.9 million was attributable to the Rigs segment as a result of revenue recognized on contracts involving the new construction of three multi-service drill barges and a jack-up rig, as well as increased contracts for repair and conversion of drilling rigs. Another $58.2 million of the increase was related to revenue generated by the Engineered Products Group which was acquired during the third quarter of fiscal 1998. Additionally, $26.3 million of the increase was generated by the Vessels segment as a result of an increase in contracts for offshore support vessels.

  Revenue generated from the energy customer group increased primarily as a result of higher revenue generated by the Rigs segment as previously discussed as well as growth in construction of offshore support vessels within the Vessels segment. Revenue growth within the other customer group of the Vessels segment resulted from increased vessel repair and yacht activity. The decline in government revenue within the Vessels segment occurred as fiscal 1998 included revenue from several contracts that were reaching final stages of completion during fiscal 1999.

  The gross profit margin decreased to 11.6% for the first six months of fiscal 1999 compared to 13.4% for the same period last year. Excluding the Engineered Products Group, the gross margin was 10.8% for the current period. The overall decrease in gross margin was partially a result of a decline in the gross margin experienced in the Rigs segment principally as a result of cost overruns associated with the new construction of three multi-service drill barges. These cost overruns were primarily related to engineering delays, owner changes, and production delays resulting from the effects of two tropical storms that affected the Texas coast during the quarter. Additionally, during the first six months of fiscal 1998, a larger percentage of total revenue was derived from the government customer group which generated higher profit margins thus contributing to a higher overall gross margin for that period.

  Selling, general and administrative expenses increased $13.9 million to $30.3 million for the first six months of fiscal 1999, or 6.3% of revenue compared to $16.4 million or 5.5% of revenue for the same period last year. The increase is primarily a result of the overall growth of the Company during the past year. The recently acquired Engineered Products Group added approximately $4.5 million in expenses. The remaining increase was primarily attributable to a $2.8 million increase in salary expense and a $3.5 million increase in consulting expenses related to a business process improvement project undertaken in the Vessels segment during the latter part of fiscal 1998. The Company expects to spend an additional $3.0 million on this project during the remainder of fiscal 1999 and will consider additional amounts as necessary.

  Interest expense, net of interest income, increased $0.7 million to $3.9 million for the first six months of fiscal 1999 compared to $3.2 million for the first six months of fiscal 1998 primarily as a result of the issuance of $185.0 million of 4% convertible subordinated notes in September 1997 and $30 million of taxable revenue bonds in January 1998.

  The effective tax rate for the first six months of fiscal 1999 was 30% compared to 30% for the same period last year. During the second quarter of fiscal 1998, the Company lowered its estimated annual effective tax rate to approximately 30% reflecting the anticipated year-to-date benefit of a credit for increasing research activities. The current period continues to reflect the anticipated benefits of this credit as well as the effect of a tax refund from Trinity Industries, Inc. ("Trinity") resulting from an overpayment of income taxes paid to Trinity while the Company was a subsidiary.

  The Company's construction backlog of $857.1 million at September 30, 1998 increased 4.9% compared to $817.1 million at March 31, 1998 and 41.2% compared to $607.0 million at September 30, 1997.

  Backlog consisted of the following as of September 30, 1998:

                                                               ENGINEERED
                                                VESSELS  RIGS   PRODUCTS  TOTAL
                                                ------- ------ ---------- ------
Backlog by customer type:
  Government................................... $122.6  $   --   $  --    $122.6
  Commercial...................................   43.0      --      --      43.0
  Energy.......................................  204.1   396.8      --     600.9
  Other........................................   22.2      --    68.4      90.6
                                                ------  ------   -----    ------
                                                $391.9  $396.8   $68.4    $857.1
                                                ======  ======   =====    ======

                   THREE MONTHS ENDED SEPTEMBER 30, 1998 VS.
                     THREE MONTHS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

  The following tables set forth certain statement of income information as a percentage of the Company's revenue for the periods indicated:

  Three Months Ended September 30,

                                                       1998           1997
                                                  -------------- --------------
                                                  AMOUNT PERCENT AMOUNT PERCENT
                                                  ------ ------- ------ -------
Contract revenue earned by business segment:
  Vessels........................................ $132.0   48.7% $106.3   70.3%
  Rigs...........................................  112.9   41.7    44.9   29.7
  Engineered Products............................   25.9    9.6      --     --
                                                  ------  -----  ------  -----
                                                  $270.8  100.0% $151.2  100.0%
                                                  ======  =====  ======  =====
Contract revenue earned by customer type:
  Government: (1)
    Vessels...................................... $ 39.3   14.5% $ 43.4   28.7%
  Energy: (2)
    Vessels......................................   62.9   23.2    41.0   27.1
    Rigs.........................................  112.9   41.7    44.9   29.7
                                                  ------  -----  ------  -----
                                                   175.8   64.9    85.9   56.8
  Commercial: (3)
    Vessels......................................    8.8    3.2    14.3    9.5
  Other: (4)
    Vessels......................................   21.0    7.8     7.6    5.0
    Engineered Products..........................   25.9    9.6      --     --
                                                  ------  -----  ------  -----
                                                    46.9   17.4     7.6    5.0
                                                  ------  -----  ------  -----
                                                  $270.8  100.0% $151.2  100.0%
                                                  ======  =====  ======  =====

--------
Note: See footnote references on pages 11 and 12.

  Contract revenue increased 79.1% to $270.8 million for the quarter ended September 30, 1998 compared to $151.2 million for the quarter ended September 30, 1997. Of the $119.6 million increase, $68.0 million was attributable to the Rigs segment as a result of revenue recognized on the new construction of three multi-service drill barges and a jack-up rig as well as an increase in rig repair and conversion revenue. Another $25.9 million was attributable to revenue generated by the Engineered Products Group which was acquired during the third quarter of fiscal 1998. Additionally, $25.7 million of the increase was generated by the Vessels segment as a result of an increase in contracts for offshore support vessels.

  Revenue generated from the energy customer group increased primarily as a result of higher revenue generated by the Rigs segment as previously discussed as well as growth in construction of offshore support vessels within the Vessels segment. Revenue growth within the other customer group of the Vessels segment resulted from increased vessel repair and yacht activity. The decline in government revenue within the Vessels segment occurred as fiscal 1998 included revenue from several contracts that were reaching final stages of completion during fiscal 1999.

  The gross profit margin decreased to 11.0% for the second quarter of fiscal 1999 compared to 14.3% for the second quarter of fiscal 1998. Excluding the Engineered Products Group, the gross margin was 10.4% for the current quarter. The overall decrease in gross margin is largely a result of a decline in the gross margin experienced in the Rigs segment principally as a result of cost overruns associated with the new construction of three multi-service drill barges. These cost overruns were primarily related to engineering delays, owner changes, and production delays resulting from the effects of two tropical storms that affected the Texas coast during the quarter.

  Selling, general and administrative expenses increased $7.6 million to $16.3 million in the second quarter of fiscal 1999, or 6.0% of revenue compared to $8.7 million or 5.7% of revenue for the same quarter last year. The increase is primarily a result of the overall growth of the Company during the past year. The recently acquired Engineered Products Group added approximately $2.0 million in expenses. The remaining increase was primarily attributable to a $1.6 million increase in salary expense and a $2.4 million increase in consulting expenses related to a business process improvement project undertaken in the Vessels segment during the latter part of fiscal 1998. The Company expects to spend an additional $3.0 million on this project during the remainder of fiscal 1999 and will consider additional amounts as necessary.

  Interest expense, net of interest income, increased $0.5 million to $2.2 million for the second quarter of fiscal 1999 compared to $1.7 million for the second quarter of fiscal 1998 primarily as a result of the issuance of $185.0 million of 4% convertible subordinated notes in September 1997 and $30 million of taxable revenue bonds in January 1998.

  The effective tax rate for the second quarter of fiscal 1999 was 30% compared to 23% for the same period last year. During the current quarter, the Company received a tax refund from Trinity Industries, Inc. ("Trinity") resulting from an overpayment of income taxes paid to Trinity while the Company was a subsidiary. Recognition of the tax refund had the effect of reducing the tax rate for the quarter. During the second quarter of fiscal 1998, the Company lowered its estimated annual effective tax rate to approximately 30% reflecting the anticipated year-to-date benefit of a credit for increasing research activities which resulted in a lower tax rate for that quarter.

LIQUIDITY AND SOURCES OF CAPITAL

  The Company's needs for capital for the three and six month periods ending September 30,1998 resulted primarily from the acquisition of fixed assets and increased working capital requirements as a result of the Company's growth. Additionally, during the first quarter the Company acquired a shipyard facility in Orange, Texas. These needs were funded with cash flows from operations and excess cash generated from the Company's debt offering and taxable revenue bonds. The Company believes that cash flows from operations and funds available under the existing credit facility will be sufficient to fund its requirements for working capital, capital expenditures, acquisitions and other capital needs for at least the next twelve months.

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

  Management plans to resolve Year 2000 issues in the following four phases: assessment, remediation, testing and implementation. Management has substantially completed its review and assessment of significant software used in the Company's operations, and, to the extent practicable, in the operations of its key business relationships such as vendors, suppliers, and financial institutions, in order to determine if any Year 2000 risks exist that may be material to the Company as a whole. The Company does not anticipate significant exposure related to its vendors, suppliers, or financial institutions.

  Remediation and testing measures are currently underway and are expected to be completed by September 1999. The Company has already begun implementing certain measures to alter, validate or replace time-sensitive software prior to any anticipated material impact on its computerized information systems and equipment. Costs of addressing potential problems have not been material to date and, based on preliminary information, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The implementation phase is expected to be completed by September 1999.

  Management believes it has an effective program in place to resolve Year 2000 issues in a timely manner. The Company has not yet completed all necessary phases of its Year 2000 plan. In the unlikely event that the Company does not complete any additional phases, the Company would be unable to take customer orders, manufacture and deliver products, invoice customers, collect payments or process payments to vendors. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

  Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    27.1 Financial Data Schedule.

  (b) Reports on Form 8-K. The Registrant was not required to file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1998                   HALTER MARINE GROUP, INC.

                                          By: /s/ Rick Rees
                                             ----------------------------------
                                               Rick Rees
                                               Executive Vice President
                                               As a Duly Authorized Officer
                                                and Chief Financial Officer