Form 10-Q
period 1998-12-31
HALTER MARINE GROUP INC
filed 1999-02-16
CIK 1017646

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended      December 31, 1998
                              -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                 to

                        Commission file number 33-6967

                           HALTER MARINE GROUP, INC.
            (Exact name of registrant as specified in its charter)

         Delaware 75-2656828                           75-2656828
   (State or Other Jurisdiction of                  (I.R.S. Employer
            Incorporation                          Identification No.)
          or Organization)



    13085 Industrial Seaway Road,                         39503
        Gulfport, Mississippi
                                                       (Zip Code)
   (Address of principal executive
              offices)

Registrant's Telephone Number, Including Area Code:   (228)896-0029
                                                   ---------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 28,856,661 as of January 31, 1999

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                         December 31, March 31,
                         ASSETS                              1998       1998
                         ------                          ------------ ---------
                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents.............................   $    185   $ 51,146
  Contract receivables..................................    123,385    115,389
  Costs and estimated earnings in excess of billings on
   uncompleted contracts................................    133,046     81,229
  Inventories...........................................     50,425     19,692
  Other current assets..................................      6,622      5,124
                                                           --------   --------
    Total current assets................................    313,663    272,580
Property, plant, and equipment, net.....................    166,933    125,962
Excess of cost over net assets acquired.................    101,430     92,101
Other assets............................................      8,310      8,958
                                                           --------   --------
                                                           $590,336   $499,601
                                                           ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current Liabilities:
  Accounts payable and accrued liabilities..............   $ 68,675   $ 51,433
  Billings in excess of costs and estimated earnings on
   uncompleted contracts................................     74,959     68,172
  Notes payable and current portion of long-term debt...     52,000      1,918
                                                           --------   --------
    Total current liabilities...........................    195,634    121,523
Long-term debt, less current portion....................    217,909    218,215
Deferred income taxes...................................     12,228      7,025
Other noncurrent liabilities............................      1,599      1,735
                                                           --------   --------
    Total liabilities...................................    427,370    348,498
Stockholders' Equity:
  Common stock..........................................        288        288
  Additional paid-in capital............................    119,417    119,396
  Retained earnings.....................................     43,261     31,419
                                                           --------   --------
    Total stockholders' equity..........................    162,966    151,103
                                                           --------   --------
                                                           $590,336   $499,601
                                                           ========   ========

          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                         Consolidated Income Statements

                                  (Unaudited)
                     (in thousands, except per share data)

                                                             Nine Months Ended
                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Contract revenue earned..................................... $759,804  $480,835
Cost of revenue earned......................................  692,672   414,058
                                                             --------  --------
    Gross profit............................................   67,132    66,777
Selling, general, and administrative expenses...............   45,449    27,107
Amortization of excess of cost over net assets acquired.....    4,600     1,458
                                                             --------  --------
Operating income............................................   17,083    38,212
Other expenses:
  Interest expense, net.....................................    6,778     4,969
  Other, net................................................     (103)    1,837
                                                             --------  --------
                                                                6,675     6,806
                                                             --------  --------
Income before income taxes..................................   10,408    31,406
Income tax expense (benefit)................................   (1,433)    9,429
                                                             --------  --------
Net income.................................................. $ 11,841  $ 21,977
                                                             ========  ========
Net income per share........................................ $   0.41  $   0.79
                                                             ========  ========
Net income per share, diluted............................... $   0.41  $   0.76
                                                             ========  ========
Weighted average shares outstanding:
  Basic.....................................................   28,842    27,863
  Diluted...................................................   29,198    31,348


          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                  (Unaudited)
                     (in thousands, except per share data)

                                                               Three Months
                                                              Ended December
                                                                    31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Contract revenue earned..................................... $279,246  $180,568
Cost of revenue earned......................................  267,707   154,010
                                                             --------  --------
  Gross profit..............................................   11,539    26,558
Selling, general, and administrative expenses...............   15,231    10,656
Amortization of excess of cost over net assets acquired.....    1,356       783
                                                             --------  --------
Operating income (loss).....................................   (5,048)   15,119
Other expenses:
  Interest expense, net.....................................    2,883     1,819
  Other, net................................................      (34)      793
                                                             --------  --------
                                                                2,849     2,612
                                                             --------  --------
Income (loss) before income taxes...........................   (7,897)   12,507
Income tax expense (benefit)................................   (6,925)    3,752
                                                             --------  --------
Net income (loss)........................................... $   (972) $  8,755
                                                             ========  ========
Net income (loss) per share................................. $  (0.03) $   0.31
                                                             ========  ========
Net income (loss) per share, diluted........................ $  (0.03) $   0.29
                                                             ========  ========
Weighted average shares outstanding:
  Basic.....................................................   28,857    28,238
  Diluted...................................................   28,857    35,687


          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                               December 31,
                                                            -------------------
                                                              1998      1997
                                                            --------  ---------
Net cash provided (required) by operating activities....... $(46,628) $  45,776
Investing activities:
  Capital expenditures.....................................  (54,131)   (31,272)
  Business acquisitions, net of cash acquired..............       --    (88,693)
                                                            --------  ---------
    Net cash required by investing activities..............  (54,131)  (119,965)
Financing activities:
  Net proceeds from sale and issuance of stock.............       22         60
  Debt issuance costs......................................       --     (5,674)
  Additions to debt........................................   51,896    248,700
  Principal payments on debt...............................   (2,120)  (124,400)
                                                            --------  ---------
    Net cash provided by financing activities..............   49,798    118,686
                                                            --------  ---------
Net increase (decrease) in cash and cash equivalents.......  (50,961)    44,497
Cash and cash equivalents at beginning of year.............   51,146      7,079
                                                            --------  ---------
Cash and cash equivalents at end of period................. $    185  $  51,576
                                                            ========  =========


          See accompanying notes to consolidated financial statements.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)
                               December 31, 1998

NOTE 1--Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999. The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Halter Marine Group, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended March 31, 1998.

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

  The following unaudited pro forma financial information presents the combined results of operations for the three and nine months ended December 31, 1997, assuming consummation of the purchase of these companies as of April 1, 1997 and, after giving effect to the shares issued and certain adjustments, including amortization of excess of cost over net assets acquired, increased interest expense on debt related to the acquisitions, and related income tax expense. This pro forma information does not necessarily reflect the results of operations that would have occurred had the Company, along with these companies, constituted a single entity during these periods.

                                                      Nine Months Three Months
                                                        Ended        Ended
                                                      ----------- ------------
                                                         December 31, 1997
                                                      ------------------------
                                                       (in thousands, except
                                                          per share data)
Contract revenue earned..............................  $529,158     $184,238
                                                       ========     ========
Net income...........................................  $ 19,600     $  7,891
                                                       ========     ========
Net income per share.................................  $   0.68     $   0.27
                                                       ========     ========
Net income per share, diluted........................  $   0.63     $   0.26
                                                       ========     ========
Proforma weighted average number of shares
 outstanding:
  Basic..............................................    28,698       29,073
  Diluted............................................    32,183       36,522

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (unaudited)
                               December 31, 1998


NOTE 3--Segment Information

  The Company classifies its business into three segments: Vessels, which includes the new construction and repair of a wide variety of vessels for the government, energy and commercial markets; Rigs, which includes the construction, conversion and repair of mobile offshore drilling rigs; and Engineered Products, which includes the design, manufacture and marketing of cranes, derricks, winches, hoists, windlasses, jacks, linear winches, fairleads, capstans, tuggers, locking devices, turret bearings, control systems, and other related products used in the marine, offshore and construction industries. The Company evaluates the performance of its segments based upon income before interest and income taxes as these expenses are not allocated to the segments. Corporate overhead expenses are reported within the Vessels segment.

  Selected information as to the operations and other financial information of the Company by segment follows.

                                         Nine Months Ended December 31, 1998
                                        --------------------------------------
                                                           Engineered
                                        Vessels     Rigs    Products   Total
                                        --------  -------- ---------- --------
                                                   (in thousands)
Operations:
  Contract revenue earned.............. $392,751  $282,281  $84,772   $759,804
  Cost of revenue earned...............  357,118   265,110   70,444    692,672
                                        --------  --------  -------   --------
    Gross profit.......................   35,633    17,171   14,328     67,132
  Selling, general and administrative
   expenses............................   29,964     9,153    6,332     45,449
  Amortization of excess of cost over
   net assets acquired.................      455     1,521    2,624      4,600
  Other, net...........................      (57)       --      (46)      (103)
                                        --------  --------  -------   --------
    Income before interest and income
     taxes............................. $  5,271  $  6,497  $ 5,418   $ 17,186
                                        ========  ========  =======   ========
Other financial information:
  Depreciation expense:
    Included in cost of revenue
     earned............................ $  9,451  $  2,075  $   595   $ 12,121
    Included in selling, general and
     administrative expenses...........      784       148       79      1,011
                                        --------  --------  -------   --------
                                         $10,235  $  2,223  $   674   $ 13,132
                                        ========  ========  =======   ========

                                          Nine Months Ended December 31, 1997
                                         --------------------------------------
                                                            Engineered
                                         Vessels     Rigs    Products   Total
                                         --------  -------- ---------- --------
                                                    (in thousands)
Operations:
  Contract revenue earned............... $364,567  $108,213   $8,055   $480,835
  Cost of revenue earned................  327,914    79,803    6,341    414,058
                                         --------  --------   ------   --------
    Gross profit........................   36,653    28,410    1,714     66,777
  Selling, general and administrative
   expenses.............................   19,455     6,425    1,227     27,107
  Amortization of excess of cost over
   net assets acquired..................       19     1,013      426      1,458
  Other, net............................      (49)    1,893       (7)     1,837
                                         --------  --------   ------   --------
    Income before interest and income
     taxes.............................. $ 17,228  $ 19,079   $   68   $ 36,375
                                         ========  ========   ======   ========

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (unaudited)
                               December 31, 1998

                                           Nine Months Ended December 31, 1997
                                          -------------------------------------
                                                            Engineered
                                          Vessels    Rigs    Products   Total
                                          -------- -------- ---------- --------
                                                     (in thousands)
Other financial information:
  Depreciation expense:
    Included in cost of revenue earned... $  6,302 $  1,285   $   --   $  7,587
    Included in selling, general and
     administrative expenses.............      245      105       --        350
                                          -------- --------   ------   --------
                                          $  6,547 $  1,390   $   --   $  7,937
                                          ======== ========   ======   ========

                                       Three Months Ended December 31, 1998
                                       ---------------------------------------
                                                           Engineered
                                       Vessels     Rigs     Products   Total
                                       --------  --------  ---------- --------
                                                  (in thousands)
Operations:
  Contract revenue earned............. $133,052  $119,625   $26,569   $279,246
  Cost of revenue earned..............  120,393   125,281    22,033    267,707
                                       --------  --------   -------   --------
    Gross profit (loss)...............   12,659    (5,656)    4,536     11,539
  Selling, general and administrative
   expenses...........................   10,206     3,193     1,832     15,231
  Amortization of excess of cost over
   net assets acquired................      108       452       796      1,356
  Other, net..........................      (26)       --        (8)       (34)
                                       --------  --------   -------   --------
    Income (loss) before interest and
     income taxes..................... $  2,371  $ (9,301)  $ 1,916   $ (5,014)
                                       ========  ========   =======   ========
Other financial information:
  Depreciation expense:
    Included in cost of revenue
     earned........................... $  3,318  $    752   $   214   $  4,284
    Included in selling, general and
     administrative expenses..........      291        53        34        378
                                       --------  --------   -------   --------
                                       $  3,609  $    805   $   248   $  4,662
                                       ========  ========   =======   ========

                                          Three Months Ended December 31, 1997
                                          -------------------------------------
                                                            Engineered
                                          Vessels    Rigs    Products   Total
                                          --------  ------- ---------- --------
                                                     (in thousands)
Operations:
  Contract revenue earned................ $131,142  $41,371   $8,055   $180,568
  Cost of revenue earned.................  116,618   31,051    6,341    154,010
                                          --------  -------   ------   --------
    Gross profit.........................   14,524   10,320    1,714     26,558
  Selling, general and administrative
   expenses..............................    6,265    3,164    1,227     10,656
  Amortization of excess of cost over net
   assets acquired.......................       19      338      426        783
  Other, net.............................      (46)     846       (7)       793
                                          --------  -------   ------   --------
    Income before interest and income
     taxes............................... $  8,286  $ 5,972   $   68   $ 14,326
                                          ========  =======   ======   ========
Other financial information:
  Depreciation expense:
    Included in cost of revenue earned... $  2,243  $   454   $   --   $  2,697
    Included in selling, general and
     administrative expenses.............      102       37       --        139
                                          --------  -------   ------   --------
                                          $  2,345  $   491   $   --   $  2,836
                                          ========  =======   ======   ========

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (unaudited)
                               December 31, 1998


  As described in Note 2, the Company formed the Engineered Products Group during the third quarter of fiscal 1998. Accordingly, there were only two months of operating results related to this segment during the nine months and three months ended December 31, 1997.

  Total assets and capital expenditures of the Company by segment are set forth as follows.

                                                 Engineered
                               Vessels    Rigs    Products  Adjustments  Total
                               -------- -------- ---------- ----------- --------
                                                (in thousands)
Total assets:
  As of Dec. 31, 1998......... $341,072 $134,351  $112,171    $ 2,742   $590,336
                               ======== ========  ========    =======   ========
  As of March 31, 1998........ $263,820 $102,029  $ 85,247    $48,505   $499,601
                               ======== ========  ========    =======   ========
Capital expenditures
  For nine months ended:
    Dec. 31, 1998............. $ 28,750 $ 22,864  $  2,517    $    --   $ 54,131
                               ======== ========  ========    =======   ========
    Dec. 31, 1997............. $ 23,816 $  7,254  $    202    $    --   $ 31,272
                               ======== ========  ========    =======   ========
  For three months ended:
    Dec. 31, 1998............. $  8,327 $     --  $    156    $    --   $  8,483
                               ======== ========  ========    =======   ========
    Dec. 31, 1997............. $  6,316 $  3,716  $    202    $    --   $ 10,234
                               ======== ========  ========    =======   ========

  For consolidation purposes, certain cash and cash equivalent balances are allocated to corporate and are included along with other accounting eliminations and adjustments in the Adjustments column.

NOTE 4--Reconciliation of Net Income (Loss) Per Share

  The following tables sets forth the computation of basic and diluted net income (loss) per share:

                                                                  Nine Months
                                                                Ended December
                                                                      31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (in thousands,
                                                                  except per
                                                                  share data)
Numerator:
  Net income................................................... $11,841 $21,977
                                                                ======= =======
  Numerator for net income per share........................... $11,841 $21,977
  Effect of dilutive securities:
    4 1/2% Convertible Notes...................................      --   1,708
                                                                ------- -------
  Numerator for net income per share, diluted, after assumed conversion.................................................. $11,841 $23,685
                                                                ======= =======
Denominator:
  Denominator for net income per share-weighted average shares outstanding.................................................  28,842  27,862
  Effect of dilutive securities:
    Stock options..............................................     356   1,202
    4 1/2 Convertible Notes....................................      --   2,284
                                                                ------- -------
  Denominator for net income per share, diluted, after assumed conversion..................................................  29,198  31,348
                                                                ======= =======
Net income per share........................................... $  0.41 $  0.79
                                                                ======= =======
Net income per share, diluted.................................. $  0.41 $  0.76
                                                                ======= =======

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (unaudited)
                               December 31, 1998


                                                          Three Months Ended
                                                             December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
                                                         (in thousands, except
                                                            per share data)
Numerator:
  Net income (loss)..................................... $     (972) $    8,755
                                                         ==========  ==========
  Numerator for net income (loss) per share............. $     (972) $    8,755
  Effect of dilutive securities:
    4 1/2% Convertible Notes............................         --       1,469
                                                         ----------  ----------
  Numerator for net income (loss) per share, diluted,
   after assumed conversion............................. $     (972) $   10,224
                                                         ==========  ==========
Denominator:
  Denominator for net income (loss) per share-weighted
   average shares outstanding...........................     28,857      28,238
  Effect of dilutive securities:
    Stock options.......................................         --       1,576
    4 1/2 Convertible Notes.............................         --       5,873
                                                         ----------  ----------
  Denominator for net income (loss) per share, diluted,
   after assumed conversion.............................     28,857      35,687
                                                         ==========  ==========
Net income (loss) per share............................. $    (0.03) $     0.31
                                                         ==========  ==========
Net income (loss) per share, diluted.................... $    (0.03) $     0.29
                                                         ==========  ==========

NOTE 5--Change in Effective Income Tax Rate

  The Company recorded an income tax benefit of $6.9 million (88%)for the third quarter of fiscal 1999 compared to income tax expense of $3.8 million for the same quarter last year. The Company recorded an income tax benefit of $1.4 million (14%) for the first nine months compared to income tax expense of $9.4 million (30%) for the same period last year. The benefit for the current quarter reflects additional tax credits for the Company's research and development activities, and, the write-off for tax purposes, of the Company's investment in an international joint venture. These items, along with a refund of income taxes previously paid to Trinity Industries, Inc., the Company's former parent, also impacted the Company's income tax position for the nine months ended December 31, 1998.

NOTE 6--Notes Payable and Current Portion of Long-Term Debt

  As of December 31, 1998, the Company was in violation of three restrictive financial covenants under its revolving credit agreement with a group of banks. Covenants violated included the minimum interest coverage ratio, minimum debt service coverage ratio, and the ratio of funded debt to earnings before interest depreciation and amortization. A waiver of these violations as of December 31, 1998 was received from the group of banks. The waiver is effective through March 12, 1999. As of this report date, the Company was in the final stages of renegotiating the terms and conditions of the credit facility, including the financial covenants. The Company believes it will be able to satisfactorily renegotiate the terms and conditions of the debt during March 1999. However, pending finalization of a new debt agreement, $50.0 million of debt related to the revolving credit agreement has been classified as a current liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  All statements (other than statements of historical fact) contained in this document concerning the Company's financial position and liquidity; results of operations; prospects for commercial or government

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (unaudited)
                               December 31, 1998

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

Financial Condition

  Increases in balance sheet accounts at December 31, 1998 compared to March 31, 1998 were primarily attributable to a net increase in costs and estimated earnings in excess of billings on uncompleted contracts which represents the Company's net investment in work-in-process; an increase in inventories in support of increased sales; and, an increase in property, plant and equipment resulting from the acquisition of a shipyard facility in Orange, Texas and other purchases of fixed assets. Cash on hand and borrowings of $50 million under the Company's revolving credit facility were used to support the increases described above. For further information, refer to the discussion in the "Liquidity and Sources of Capital" section on page 15.

                    Nine Months Ended December 31, 1998 vs.
                      Nine Months Ended December 31, 1997

Results of Operations

  The following tables set forth certain statement of income information as a percentage of the Company's revenue for the periods indicated:

                                                   Nine Months Ended December
                                                               31,
                                                  -----------------------------
                                                       1998           1997
                                                  -------------- --------------
                                                  Amount Percent Amount Percent
                                                  ------ ------- ------ -------
Contract revenue earned by business segment:
  Vessels........................................ $392.7   51.7% $364.6   75.8%
  Rigs...........................................  282.3   37.2   108.2   22.5
  Engineered Products............................   84.8   11.1     8.0    1.7
                                                  ------  -----  ------  -----
                                                  $759.8  100.0% $480.8  100.0%
                                                  ======  =====  ======  =====
Contract revenue earned by customer type:
  Government: (1)
    Vessels...................................... $112.0   14.7% $148.3   30.8%
  Energy: (2)
    Vessels......................................  187.0   24.6   137.5   28.6
    Rigs.........................................  282.3   37.2   108.2   22.5
                                                  ------  -----  ------  -----
                                                   469.3   61.8   245.7   51.1
  Commercial: (3)
    Vessels......................................   34.1    4.5    47.8    9.9
  Other: (4)
    Vessels......................................   59.6    7.8    31.0    6.5
    Engineered Products..........................   84.8   11.2     8.0    1.7
                                                  ------  -----  ------  -----
                                                   144.4   19.0    39.0    8.2
                                                  ------  -----  ------  -----
                                                  $759.8  100.0% $480.8  100.0%
                                                  ======  =====  ======  =====

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (unaudited)
                               December 31, 1998

--------
(1) Consists of revenue from the Company's government customers, including the U.S. Navy, state and local governments, and foreign governments.
(2) Consists of revenue from the construction or conversion of vessels and the construction, conversion, and repair of mobile offshore drilling rigs. Vessels include offshore support vessels, offshore double-hull barges and tank barges.
(3) Consists of revenue from the Company's commercial customers and includes vessels such as tugboats, barges, inland towboats and other vessels.
(4) Consists of revenue from customers for the construction of yachts, vessel repairs and assorted marine products and the design and manufacture of engineered products.

  Contract revenue increased 58.0% to $759.8 million for the nine months ended December 31, 1998 compared to $480.8 million for the nine months ended December 31, 1997. Of the $279.0 million increase, $174.1 million was attributable to the Rigs segment as a result of revenue recognized on contracts involving the new construction of six multi-service drill barges and a jack-up rig, as well as increased contracts for repair and conversion of drilling rigs. Another $76.8 million of the increase was related to revenue generated by the Engineered Products Group which was acquired during the third quarter of fiscal 1998. Additionally, $28.1 million of the increase was generated by the Vessels segment as a result of an increase in contracts for offshore support vessels.

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

  The gross profit margin decreased to 8.8% for the first nine months of fiscal 1999 compared to 13.9% for the same period last year. Excluding the Engineered Products Group, the gross margin was 7.8% for the current period. The overall decrease in gross margin was partially a result of a decline in the gross margin experienced in the Rigs segment. The Rigs segment gross margin decreased principally as a result of cost overruns associated with the new construction of five of the six multi-service drill barges. These cost overruns were primarily related to engineering delays, owner changes, and a shortage of trained labor. Additionally, production delays experienced in the Rigs segment were experienced during the second quarter of the current year resulting from the effects of two tropical storms that affected the Texas coast. Also, during the first nine months of fiscal 1998, a larger percentage of total revenue from the Vessels segment was derived from the government customer group which generated higher profit margins thus contributing to a higher overall gross margin for that period.

  Selling, general and administrative expenses increased $18.3 million to $45.4 million for the first nine months of fiscal 1999, or 6.0% of revenue compared to $27.1 million or 5.6% of revenue for the same period last year. The increase is primarily a result of the overall growth of the Company during the past year. The recently acquired Engineered Products Group added approximately $5.1 million in expenses. The remaining increase was primarily attributable to a $3.6 million increase in salary expense and a $5.4 million increase in consulting expenses related to a business process improvement project undertaken in the Vessels segment during the latter part of fiscal 1998. The Company expects to spend an additional $1.2 million on this project during the remainder of fiscal 1999.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (unaudited)
                               December 31, 1998


  Interest expense, net of interest income, increased $1.8 million to $6.8 million for the first nine months of fiscal 1999 compared to $5.0 million for the first nine months of fiscal 1998 primarily as a result of the issuance of $185.0 million of 4% convertible subordinated notes in September 1997 and $30 million of taxable revenue bonds in January 1998.

  The Company recorded an income tax benefit of $1.4 million (14%) for the first nine months compared to income tax expense of $9.4 million (30%) for the same period last year. The benefit for the current year reflects additional tax credits for the Company's research and development activities, and, the write-off for tax purposes, of the Company's investment in an international joint venture. Additionally, a refund of income taxes previously paid to Trinity Industries, Inc., the Company's former parent, also impacted the Company's income tax position for the nine months ended December 31, 1998.

  The Company's construction backlog of $783.5 million at December 31, 1998 decreased 4.1% compared to $817.1 million at March 31, 1998 and increased 6.9% compared to $732.7 million at December 31, 1997.

  Backlog consisted of the following as of December 31, 1998:

                                                              Engineering
                                               Vessels  Rigs   Products   Total
                                               ------- ------ ----------- ------
Government.................................... $143.1  $   --    $  --    $143.1
Commercial....................................   67.2      --       --      67.2
Energy........................................  151.3   307.2       --     458.5
Other.........................................   16.0      --     98.7     114.7
                                               ------  ------    -----    ------
                                               $377.6  $307.2    $98.7    $783.5
                                               ======  ======    =====    ======

                   Three Months Ended December 31, 1998 vs.
                     Three Months Ended December 31, 1997

Results of Operations

  The following tables set forth certain statement of income information as a percentage of the Company's revenue for the periods indicated:

                                                       Three Months Ended
                                                          December 31,
                                                  -----------------------------
                                                       1998           1997
                                                  -------------- --------------
                                                  Amount Percent Amount Percent
                                                  ------ ------- ------ -------
Contract revenue earned by business segment:
  Vessels........................................ $133.0   47.6% $131.2   72.7%
  Rigs...........................................  119.6   42.8    41.4   22.9
  Engineered Products............................   26.6    9.6     8.0    4.4
                                                  ------  -----  ------  -----
                                                  $279.2  100.0% $180.6  100.0%
                                                  ======  =====  ======  =====
Contract revenue earned by customer type:
  Government: (1)
    Vessels...................................... $ 34.4   12.3% $ 46.6   25.8%
  Energy: (2)
    Vessels......................................   66.6   23.8    47.3   26.2
    Rigs.........................................  119.6   42.8    41.4   22.9
                                                  ------  -----  ------  -----
                                                   186.2   66.6    88.7   49.1

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (unaudited)
                               December 31, 1998

                                                       Three Months Ended
                                                          December 31,
                                                  -----------------------------
                                                       1998           1997
                                                  -------------- --------------
                                                  Amount Percent Amount Percent
                                                  ------ ------- ------ -------
  Contract revenue earned by customer type
   (continued):
  Commercial: (3)
    Vessels......................................   13.0    4.7    22.2   12.3
  Other: (4)
    Vessels......................................   19.0    6.8    15.1    8.4
    Engineered Products..........................   26.6    9.6     8.0    4.4
                                                  ------  -----  ------  -----
                                                    45.6   16.4    23.1   12.8
                                                  ------  -----  ------  -----
                                                  $279.2  100.0% $180.6  100.0%
                                                  ======  =====  ======  =====

Note: See footnote references on page 12.

  Contract revenue increased 54.7% to $279.2 million for the quarter ended December 31, 1998 compared to $180.6 million for the quarter ended December 31, 1997. Of the $98.6 million increase, $78.2 million was attributable to the Rigs segment as a result of revenue recognized on the new construction of three multi-service drill barges and a jack-up rig as well as an increase in rig repair and conversion revenue. Another $18.6 million was attributable to revenue generated by the Engineered Products Group which was acquired during the third quarter of fiscal 1998. Additionally, $1.8 million of the increase was generated by the Vessels segment as a result of an increase in contracts for offshore support vessels.

  Revenue generated from the energy customer group increased primarily as a result of higher revenue generated by the Rigs segment as previously discussed as well as growth in construction of offshore support vessels within the Vessels segment. Revenue growth within the other customer group of the Vessels segment resulted from increased vessel repair and yacht activity. The decline in government and commercial revenue within the Vessels segment occurred as fiscal 1998 included revenue from several contracts that were reaching final stages of completion during fiscal 1999.

  The gross profit margin decreased to 4.1% for the third quarter of fiscal 1999 compared to 14.7% for the third quarter of fiscal 1998. The overall decrease in gross margin is largely a result of a decline in the gross margin experienced in the Rigs segment principally as a result of cost overruns associated with the new construction of five of the six multi-service drill barges. These cost overruns were primarily related to engineering delays, owner changes, and a shortage of trained labor.

  Selling, general and administrative expenses increased $4.6 million to $15.2 million in the third quarter of fiscal 1999, or 5.5% of revenue compared to $10.7 million or 5.9% of revenue for the same quarter last year. The increase is primarily a result of the overall growth of the Company during the past year. The Engineered Products Group, acquired in November 1997, added approximately $0.6 million in expenses in the current quarter as the same quarter last year included only two months of expenses. The remaining increase was primarily attributable to a $1.9 million increase in salary expense and a $2.4 million increase in consulting expenses related to a business process improvement project undertaken in the Vessels segment during the latter part of fiscal 1998. The Company expects to spend an additional $1.2 million on this project during the remainder of fiscal 1999 and will consider additional amounts as necessary.

  Interest expense, net of interest income, increased $1.1 million to $2.9 million for the third quarter of fiscal 1999 compared to $1.8 million for the third quarter of fiscal 1998 primarily as a result of the issuance of $30 million of taxable revenue bonds in January 1998 and funds drawn under the Company's revolving credit facility.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (unaudited)
                               December 31, 1998


  The Company recorded an income tax benefit of $6.9 million (88%)for the third quarter of fiscal 1999 compared to income tax expense of $3.8 million for the same quarter last year. The benefit for the current quarter reflects additional tax credits for the Company's research and development activities, and, the write-off for tax purposes, of the Company's investment in an international joint venture.

Liquidity and Sources of Capital

  The Company's needs for capital for the nine months ended December 31, 1998 resulted primarily from the acquisition of fixed assets and increased working capital requirements as a result of the Company's growth. Additionally, during the first quarter the Company acquired a shipyard facility in Orange, Texas. These needs were primarily funded with cash on hand and funds borrowed under the Company's revolving credit facility. The Company believes that cash flows from operations, cash on hand, and funds available under the revolving credit facility will be sufficient to fund its requirements for working capital, capital expenditures, and other capital needs for at least the next twelve months. As of December 31, 1998, the Company was in violation of three restrictive financial covenants under its revolving credit facility. A waiver of these violations as of December 31, 1998 was received from the group of banks. The waiver is effective through March 12, 1999. As of this report date, the Company was in the final stages of renegotiating the terms and conditions of the credit facility, including the financial covenants. The Company believes it will be able to satisfactorily renegotiate the terms and conditions of the debt during March 1999. As of this report date, the Company had approximately $22.0 million in funds available from cash on hand and funds available under the existing revolving credit facility. See Note 6 for additional information regarding the revolving credit facility.

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

  Management believes it has an effective program in place to resolve Year 2000 issues in a timely manner. The Company has not yet completed all necessary phases of its Year 2000 plan. The Company has determined that its accounting software is Year 2000 compliant and expects to be able to continue to take customer orders,

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (unaudited)
                               December 31, 1998

invoice customers, collect payments and process payments to vendors. The Company is still in the process of reviewing machinery and equipment used to manufacture products. In the unlikely event that the Company is unable to remediate potential problems, if any, with this equipment, the Company may be unable to manufacture products on a timely basis. Disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

                               OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

  27.1 Financial Data Schedule.

  (b) Reports on Form 8-K. The Registrant filed the following report on Form 8-K during the quarter ended December 31, 1998.

Date of Report

                     Item Number and Subject Matter

December 28, 1998    Item 5 reporting a press release issued by the Company
                     regarding expected third quarter fiscal year 1999 earnings.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 1999                   HALTER MARINE GROUP, INC.

                                          By:  /s/ Rick Rees
                                             __________________________________
                                             Rick Rees
                                             Executive Vice President
                                             As a Duly Authorized Officer
                                             and Chief Financial Officer