Form 10-K
period 1999-03-31
HALTER MARINE GROUP INC
filed 1999-06-29
CIK 1017646

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

                   For the fiscal year ended March 31, 1999

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

                                Yes [X]  No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of June 21, 1999 was approximately $184,000,000 based on the closing price per share as reported by the American Stock Exchange.

          Common Shares outstanding as of June 21, 1999: 28,856,661.

  Portions of the Proxy Statement with respect to the 1999 Annual Meeting of
                       Shareholders are incorporated by
        reference in Part III, Items 10, 11, 12 and 13 of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Items 1 and 2: Business

General

  Halter Marine Group, Inc. and Subsidiaries (collectively with its subsidiaries, the "Company") is a provider of design, construction, conversion, and repair services of vessels, offshore drilling rigs, and engineered products servicing the offshore energy, government and commercial markets. The Company, which conducts its operations in three business segments (Vessels, Rigs, and Engineered Products), meets its customer requirements through multiple production facilities and a current workforce of more than 7,200 skilled craftsmen, engineers and administrative personnel.

  Halter Marine Group, Inc. is a Delaware corporation incorporated on June 24, 1996 to serve as the parent of a new consolidated group. The Company formerly conducted the business of construction, repair and conversion of primarily ocean-going vessels for the government and commercial markets as a division of Trinity Industries, Inc. ("Trinity"). On September 26, 1996, the Company completed an initial public offering of 18.7% of its stock. On March 31, 1997, Trinity distributed all of the remaining stock of the Company to its stockholders.

Overview of Operations

 Vessels

  The Company is the fourth largest shipbuilder, and the largest builder of small to medium-sized ocean-going vessels in the United States. The Company, which has built more than 2,600 vessels in the past 40 years, specializes in the new construction of vessels under 400 feet in length for the offshore energy, government and commercial markets. The Company's Vessels segment has eight shipyards available for dedication to the new construction of marine vessels, although several of the Company's vessel facilities also perform work for the Rigs and Engineered Products segments. All of the Company's new vessel construction yards are strategically located along the Gulf Coast in Florida, Mississippi, and Louisiana. The Company's multiple shipyards employ advanced manufacturing techniques, including modular construction and zone outfitting methods, and provide the Company with significant flexibility and efficiency in manufacturing a wide variety of vessels. The Company believes that these factors, together with its large and experienced engineering team and workforce, position it to be a versatile and cost efficient domestic shipbuilder.

  The Company is also a provider of repair and conversion services for small to medium-sized ocean-going vessels and barges that service the offshore energy and commercial markets. The Company has available six shipyards along the Gulf Coast from Louisiana to Texas for the repair and conversion of vessels and barges.

 Rigs

  As a result of the acquisition of Texas Drydock, Inc. ("TDI"), which was completed in May 1997 (the "TDI Acquisition"), the Company became a leading industry participant in the new construction, conversion and repair of mobile offshore drilling rigs and production platforms for the offshore energy industry. The Company has six shipyards in southeast Texas available for repair and conversion work on jackup, submersible and semi-submersible drilling rigs and production units. The Company operates yards in Orange, Texas and Pascagoula, Mississippi that are principally utilized in the construction of new offshore rigs. In addition to the yards dedicated to the Rigs segment, facilities in the Vessels segment also support the fabrication requirements of the Rigs segment.

 Engineered Products

  The Company entered the engineered products market during fiscal 1998 with the acquisitions of AmClyde Engineered Products, Inc., Fritz Culver, Inc., Utility Steel Fabrication, Inc., and McElroy Machine & Manufacturing Co., Inc. These companies, which now comprise the Engineered Products Group, design, manufacture and market cranes, derricks, hoists, windlasses, jacks, linear winches, fairleads, capstans, tuggers, locking devices, turret bearings, control systems, winches and other related products used in the marine and offshore construction industries. The companies comprising the Engineered Products Group have an international reputation as designers and builders of the world's largest cranes, mooring systems, and towing winches.

Business Strategy

  The Company's business strategy is to position itself as a cost-efficient marine manufacturer, making it a low-cost provider of a wide variety of products to diversified global markets. The Company has taken steps to increase the number of products and services it offers to the offshore energy industry through internal growth, acquisitions, and international expansion and it plans to continue to provide products and services for government and commercial customers. The Company intends to consider, in the future, business opportunities that it believes promote this business strategy.

Recent Developments--Proposed Merger

  On June 1, 1999, the Company and Friede Goldman International Inc., a Mississippi corporation ("Friede Goldman"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Friede Goldman provides new construction, conversion, retrofit and repair services for offshore drilling rigs, including jackups, submersibles, semi-submersibles and drillships.

  Pursuant to the terms of the Merger Agreement, the Company will merge with and into Friede Goldman (the "Merger") and upon consummation of the Merger, Friede Goldman will be the surviving corporation. As of the effective date of the Merger, each outstanding share of common stock, par value $0.01 per share, of the Company, other than shares held in the Company's treasury or owned by Friede Goldman or any wholly owned subsidiary of Friede Goldman, will be converted into the right to receive 0.4614 shares of common stock, par value $0.01 per share, of Friede Goldman ("Friede Goldman Common Stock").

  Consummation of the Merger is subject to various conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Merger by the stockholders of the Company and of Friede Goldman.

Acquisitions

  Since its separation from Trinity, the Company has acquired, through either stock or asset purchases, 10 companies including the acquisition of Trinity Marine Orange, Inc. in May 1998. The aggregate purchase price for acquisitions was approximately $167 million, of which approximately $124 million was paid in cash and the balance in approximately 1,135,000 shares of the Company's common stock. These acquisitions are described below.

 TDI Acquisition

  During the first quarter of fiscal 1998, the Company acquired TDI, a provider of new construction, conversion and repair services for mobile offshore drilling rigs and production platforms for the offshore energy industry.

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

 Engineered Products Group Acquisitions

  In October and December 1997, the Company acquired four companies that formed the basis for its Engineered Products Group: AmClyde Engineered Products, Inc. of St. Paul, Minnesota; Utility Steel Fabrication, Inc. of Slidell, Louisiana; Fritz Culver, Inc. of Covington, Louisiana; and McElroy Machine & Manufacturing Co., Inc. of Gulfport, Mississippi. These companies, which now comprise the Engineered Products Group, design, manufacture and market cranes, derricks, hoists, windlasses, jacks, linear winches, fairleads, capstans, tuggers, locking devices, turret bearings, control systems, winches and other related products used in the marine and offshore construction industries.

 Calcasieu Shipyard Acquisition

  In February 1998, the Company acquired all of the outstanding stock of three companies comprising the operations of Calcasieu Shipyard ("Calcasieu") of Sulphur, Louisiana. Calcasieu is a full-service shipyard providing vessel repair and conversion services, vessel gas freeing and cleaning services, and specialized new construction.

 Trinity Marine Orange, Inc. Acquisition

  On May 29, 1998, the Company acquired all of the outstanding common stock of Trinity Marine Orange, Inc. ("Orange") of Orange, Texas. Orange is an 88-acre facility on the deep water Sabine River channel. The facility is being used in the new construction of mobile offshore drilling and production units as well as to fabricate components for rigs under construction at other Company shipyards.

Products and Markets

  The Company specializes in the new construction, repair, and conversion of a wide variety of vessels, rigs and engineered products for government, energy, commercial and other markets as described below. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding offshore vessels, mobile offshore rigs, and engineered products. See Part II, Item 8, "Financial Statements and Supplementary Data," Note 8 for additional financial information regarding the Company's business segments.

 Vessels

  The Company's Vessels segment builds small to medium-sized ocean-going vessels for a wide variety of customers including offshore energy service companies (including offshore support vessels (OSV's) and double hull fuel barges), domestic and foreign governments (including oceanographic research and survey ships, high speed patrol boats and ferries), and other commercial enterprises (including tug boats, tow boats, and offshore barges). In addition, the Company builds luxury megayachts under the name "Trinity Yachts."

  The Vessels segment also provides a wide variety of repair and conversion services for vessels and barges that service the offshore energy and commercial markets.

  Revenue from the Vessels segment amounted to $516 million in fiscal 1999, and at March 31, 1999 the Company's vessel backlog was $315 million or 48% of total backlog.

 Rigs

  The Company's Rigs segment engages in the new construction of mobile offshore drilling rigs including jack-up, semi-submersible and drill barges. The Rigs segment also performs conversion and repair of mobile offshore rigs including conversion of jackup drilling rigs from a slot design to a cantilever design, lengthening legs on jackup drilling rigs, conversion of jackup drilling rigs into production units, conversion of submersible rigs into deepwater semi-submersible rigs and conversion of early generation semi-submersible rigs to provide the enhanced capabilities associated with later generation semi-submersible rigs.

  Revenue from the Rigs segment was $356 million in fiscal 1999, and at March 31, 1999 the Company's rig backlog was $268 million or 41% of total backlog.

 Engineered Products

  The Company's Engineered Products segment designs, manufactures and markets cranes, derricks, hoists, windlasses, jacks, linear winches, fairleads, capstans, tuggers, locking devices, turret bearings, control systems, winches and other related products used in the marine and offshore construction industries. Brand names include American, AmClyde, Clyde, Wiley, Lucker, Sauerman, Unit Mariner, J & B, McElroy, Fritz Culver, and Hepburn.

  Revenue from the Engineered Products segment was $127 million in fiscal 1999, and at March 31, 1999, the Company's engineered products backlog was $73 million or 11% of total backlog.

Operations

  The Company has conducted new construction operations for vessels and rigs at 10 shipyards located along the Gulf Coast. The Company strategically allocates its projects to its yards as required by market conditions and its level of backlog. During fiscal 1999, the Company reallocated production to certain shipyards enabling it to temporarily close certain of its yards in Texas and Florida. The Company's new construction shipyards employ advanced manufacturing techniques, including modular construction methods, advanced welding techniques, panel line fabrication, computerized plasma arc metal cutting and automated sandblasting and painting. The Company has 12 shipyards available for conducting its vessel and rig repair and conversion operations. These shipyards have available 18 dedicated drydocks. The Company's multiple shipyards, combined with its large engineering team, provide significant flexibility and efficiency in the new construction, repair and conversion of a wide variety of vessels and rigs. The Company believes that these factors, together with its skilled and experienced workforce, make it one of the most versatile and cost-efficient domestic shipbuilders. In addition to its domestic operations, the Company's operations include four international joint ventures in Argentina, China, Italy, and the Philippines.

  The Company's shipyards are well-maintained facilities. The Company spent approximately $45 million on capital improvements for its existing shipyard facilities during fiscal 1999, and has budgeted approximately $20 million for capital improvements (excluding acquisitions) for these facilities during fiscal 2000.

  The Company's Engineered Products Group conducts its operations at six office facilities and four manufacturing facilities.

Engineering

  Engineering is a key component of the products and services offered by the Company. The Company maintains a large marine engineering department which has been instrumental in helping it maintain its reputation as a technical leader in the engineering and design of vessels and engineered products. The Company's engineering department consists of approximately 294 employees, 85 of whom are engineers or naval architects. In addition, the Company has an arrangement with Zentech Consulting Engineers, a firm in which the Company owns a minority interest, under which Zentech provides consulting services in construction, conversion and repair of mobile offshore rigs. On occasion, the Company subcontracts to other engineering firms some of its engineering requirements.

Materials and Supplies

  The principal materials used by the Company in its shipbuilding, conversion and repair, and engineered products businesses are standard steel shapes, steel plate and paint. Other materials used in large quantities include aluminum, steel pipe, electrical cable and fittings. The Company also purchases component parts such as propulsion systems, boilers, generators and other equipment. All of these materials and parts are currently available in adequate supply from domestic and foreign sources. The Company's Equitable, Gulfport and Orange shipyards are located on rail lines and typically obtain materials and supplies by rail, truck or barge. The remainder of the Company's shipyards ordinarily obtain materials and supplies by truck. The Company seeks to obtain favorable pricing and payment terms for its purchases by coordinating purchases among all of its shipyards and buying in large quantities. The Company has not engaged, and does not presently intend to engage, in hedging transactions with respect to its purchase requirements for materials. Management believes that the Company will continue to be able to obtain steel at relatively favorable prices.

  In addition to the above materials, the Company's Engineered Products Group uses machined steel castings, hydraulic cylinders and electrical control systems that are available on an international basis. The worldwide sourcing of these materials minimizes the reliance on any one geographic region.

Sales and Marketing

  The Company's marketing efforts for its Vessels segment are coordinated at the Company's headquarters in Gulfport, Mississippi. The Company coordinates the efforts of its Rigs segment from a sales office in Houston, Texas. The Engineered Products segment conducts its sales efforts from St. Paul, Minnesota with satellite offices in Houston, Texas; Metairie, Louisiana; Slidell, Louisiana; Covington, Louisiana; and Gulfport, Mississippi. The Company's sales and marketing forces consist of approximately 54 employees. The Company has contractual arrangements in certain countries to assist it with its international marketing efforts.

Competition

  The Company faces substantial competition in all of its business segments. In the Vessels segment, the Company offers a wide range of products and the number and identity of competitors on particular projects vary greatly, depending upon the type of vessel and size of project. There are at least ten domestic shipyards that compete with the Company for domestic shipbuilding contracts. In pursuing international contracts, the Company also competes with many foreign shipyards, some of which are subsidized by their governments.

  The number of competitors in the Company's Rigs segment varies greatly depending upon market conditions as well as the size, type and location of the project. In the new rig construction and rig conversion businesses, the Company competes in a global market with companies principally based in the United States, Europe and Asia. The Company has identified numerous companies that are currently building or have built new drilling rigs, and have performed or are currently performing major conversion jobs. Some of the Company's foreign competitors are subsidized by their governments.

  The Company's Engineered Products segment competes primarily with at least five domestic and four foreign manufacturers in the market for offshore marine cranes, and with three domestic and two foreign companies in shipyard gantry cranes. The competition for mooring systems and deck equipment includes approximately five domestic and eight foreign suppliers. In addition, there are several other companies, both domestic and foreign, which occasionally compete in the engineered products market.

Contract Structure and Pricing

  The Company's contracts are generally obtained through a competitive bid process. Most of the contracts for new construction entered into by the Company, whether commercial or governmental, are fixed-price contracts under which the Company retains all cost savings on completed contracts but is also liable for the full amount of all cost overruns. A limited number of the Company's contracts with the U.S. Navy are fixed-price incentive contracts, which provide for sharing between the government and the Company of cost savings and cost overruns based primarily on a specified formula that compares the contract target cost with actual cost. In addition, such fixed-price incentive contracts generally provide for payment of escalation of costs based on published indices relating to the shipbuilding industry. Although all cost savings are shared under fixed-price incentive contracts, costs overruns in excess of a specified amount must be borne entirely by the Company. Under government regulations, certain costs, including certain financing costs, portions of research and development costs and certain marketing expenses, are not allowable costs under fixed-price incentive contracts.

  Contracts with the U.S. Navy are subject to termination by the government either for its convenience or upon default by the Company. If the termination is for the government's convenience, the contracts provide for payment upon termination for items delivered to and accepted by the government, payment of the Company's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit. The Company's commercial contracts generally provide for cancellation in the event of default by the Company. Certain of the Company's commercial contracts also provide for cancellation in the event of the Company's failure to deliver the product within a specified time frame, whether or not a default has occurred.

  The Company's contracts for repair and conversion services include both fixed price and time and materials contracts. Time and materials contracts include an amount based on the Company's costs for labor and materials plus a specified profit percentage.

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

Employees

  As of March 31, 1999, the Company had a total workforce of 7,296 employees, of whom 1,318 were salaried and 5,978 were employed on an hourly basis. None of the Company's employees is represented by any collective bargaining unit. Total workforce at March 31, 1998 included contract labor of approximately 1,288.

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

 Jones Act

  The Jones Act requires that all vessels transporting products between U.S. ports must be constructed in U.S. shipyards, owned and crewed by U.S. citizens and registered under U.S. law, thereby eliminating competition from foreign shipbuilders with respect to vessels to be constructed for the U.S. coastwise trade. Many customers elect to have vessels constructed at U.S. shipyards, even if such vessels are intended for international use, in order to maintain flexibility to use such vessels in the U.S. coastwise trade in the future. In 1996 a legislative bill seeking to substantially modify the provisions of the Jones Act mandating the use of ships constructed in the United States for U.S. coastwise trade was introduced in Congress; however, it did not pass. Similar bills seeking to rescind or substantially modify the Jones Act and eliminate or adversely affect the competitive advantages it affords to U.S. shipbuilders have been introduced in Congress from time to time and are expected to be introduced in the future. Any recission or material modification of the Jones Act could adversely affect the Company's future prospects because many foreign shipyards with which the Company competes are heavily subsidized by their governments.

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

 Competition

  The shipbuilding and offshore rig new construction and conversion industries are highly competitive. During the 1990's the U.S. shipbuilding industry has been characterized by substantial excess capacity because of the significant decline in U.S. Navy shipbuilding spending and the difficulties experienced by the U.S. shipbuilders in competing successfully for domestic and international commercial projects against foreign shipyards, many of which are heavily subsidized by their governments. Similarly, the rig industry is extremely competitive and the Company also must compete for domestic and international projects against foreign shipyards, many of which are heavily subsidized by their governments. As a result of these factors, competition for domestic and international commercial projects has increased significantly, particularly in light of market conditions which have decreased the number of available projects in the short term. Such increased competition has resulted in substantial pressure on pricing and profit margins.

 Dependence on Individual Customers

  Revenue derived from the construction of U.S. Navy vessels accounted for approximately 9.1%, 17.1%, and 37.4% of the Company's consolidated revenue in fiscal 1999, 1998, and 1997, respectively. There can be no assurance that the Company will be successful in obtaining new U.S. Navy contracts, all of which are competitively bid.

  During fiscal 1998, revenue derived from one customer for offshore support vessels accounted for approximately 11% of the Company's consolidated revenue. During fiscal 1999 and 1997, revenue generated from this customer was less than 10%. There can be no assurance that the Company will be successful in obtaining new contracts with this customer, all of which are competitively bid.

 Dependence on the Offshore Oil and Gas Industry

  A significant portion of the Company's current contracts relate to the new construction of offshore support vessels and the new construction, repair and conversion of mobile offshore drilling rigs and equipment for vessels, rigs and offshore construction. Customer demand for offshore support vessels, mobile offshore rigs, and some of the Company's engineered products is dependent upon, among other things, the level of activity in offshore oil and gas exploration, development and production, particularly in the Gulf of Mexico where many of the offshore support vessels manufactured by the Company and the substantial majority of the mobile offshore rigs modified or repaired by the Company have been put into service. The level of activity in offshore oil and gas exploration, development and production is affected by such factors as prevailing oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of available offshore leases, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, technological advances and the ability of oil and gas companies to generate or otherwise obtain funds for capital expenditures. The level of offshore drilling activity has declined from higher levels of activity experienced in 1997 and 1998. A substantial reduction of offshore drilling and development activity would reduce demand for the Company's offshore-related products and could have a material adverse effect on the Company's financial condition and results of operations.

 Availability of Shipyard Workers

  While the Company's shipyards are not currently experiencing labor shortages, shortages of skilled labor could limit the Company's ability to increase production to an extent that the Company might otherwise desire. No assurances can be given regarding whether shortages will be experienced at one or more of the Company's shipyards in the future.

 Integration of Acquisitions and Management of Growth

  The Company's growth strategy has emphasized the acquisition of other offshore marine construction and equipment businesses and assets. There can be no assurance, however, that the Company will be able to continue to identify attractive acquisition opportunities, acquire additional companies on favorable terms and conditions or successfully acquire identified targets. In addition, no assurance can be given that the Company will be successful in integrating those businesses already acquired into its existing operations, and such integration may result in unforeseen operational difficulties or require a disproportionate amount of management's attention. Furthermore, there can be no assurance that competition for acquisition opportunities in the industry will not escalate, thereby increasing the cost to the Company of making further acquisitions or causing the Company to refrain from making further acquisitions.

  On June 1, 1999, the Company and Friede Goldman entered into the Merger Agreement. Consummation of the Merger is subject to various conditions. See "Recent Developments--Proposed Merger".

 Contract Bidding Risk

  Most new construction contracts entered into by the Company, whether governmental or commercial, are fixed priced contracts under which the Company retains all cost savings on completed contracts but is also liable for the full amount of all cost overruns. Although the Company attempts to anticipate any increases through its estimating process which would be reflected in the contract's pricing, there can be variation in the total costs as estimated and the total costs as realized based upon a number of factors, including changing job conditions, variations in labor and equipment productivity and inefficiencies due to other work under construction during the life of the contract. Depending on the nature and size of the fixed price contract, variations from estimated contract performance could have a significant effect on the Company's operating results in any particular fiscal quarter or year.

  Many of the Company's contracts contain provisions requiring the payment by the Company of liquidated damages in the event that the Company fails to meet specified performance criteria and deadlines. There can be no assurance that the Company will not be required to make payments under such liquidated damage provisions or that the requirement to make such payments will not have a material adverse effect on the Company's operating results.

 Percentage of Completion Accounting

  The Company uses the percentage of completion method to account for its new construction contracts in process. Under the percentage of completion method used in its Vessels and Rigs segments, revenue from contracts is measured by the percentage of labor hours incurred as compared to estimated total labor hours for each contract. Under the percentage of completion method used in its Engineered Products segment, revenue from contracts is measured by the percentage of cost incurred as compared to estimated total cost for each contract. The timing of recognition of revenues and expenses for financial reporting purposes may differ materially from the timing of actual cash flows from contract payments received and expenses paid. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. To the extent that such provisions result in a loss or a reduction or elimination of previously reported profits with respect to a project, the Company would recognize a charge against earnings for the total amount of the expected loss, which could be material.

 Backlog

  The Company accounts for its backlog of new construction projects for vessels, rigs and engineered products by including only the remaining contract values not previously recognized as revenue in any prior accounting period for signed contracts on which the Company has received a down payment. In many cases, the amounts included in backlog for the Company's rig conversion and repair contracts are management's estimate of the total remaining contract values of such jobs. Many of the Company's rig repair and conversion contracts are a combination of fixed price, time and materials and unit pricing. To the extent that the contracts have a time and materials or unit pricing component, management estimates the remaining value of such work to be performed. If management's estimates of the remaining value is incorrect, amounts included in the Company's backlog could increase or decrease. The Company's level of backlog is entirely dependent upon the Company's ability to contract for new projects as current projects are completed. No assurance can be given that the Company will be able to successfully replace existing backlog at any particular rate or level in the short or long term.

 Dependence on Key Personnel

  The Company believes that its success in the future will be attributable to and dependent upon, to a significant extent, the efforts and abilities of its management team, including its current executive officers. John

Dane III, the Company's Chairman, President and Chief Executive Officer has entered into a non-competition agreement with the Company. In connection with the TDI acquisition and the acquisition of certain assets of AmClyde Engineered Products, Inc., the Company entered into employment and non-competition agreements with the chief executive officers of each of those operating groups.

Properties

 Corporate Headquarters

  The Company's corporate headquarters is located in Gulfport, Mississippi at the same site as the Company's Gulfport shipyard in two buildings that, together, occupy approximately 54,600 square feet of office space.

 Vessels and Rigs

  The Company's Vessels segment headquarters is located within the Company's corporate headquarters in Gulfport, Mississippi. The engineering headquarters for the Vessels segment is located one-half mile from the corporate headquarters and contains approximately 33,600 square feet of office space, including a separate secure space for classified work. The Vessels segment has available eight shipyards for the new construction of marine vessels, although several of these facilities also can perform work for the Rigs and Engineered Products segments. The Vessels segment has available six shipyards for the repair and conversion of vessels and barges.

  The Company's Rigs segment is headquartered in Port Arthur, Texas. The Rigs segment has available eight shipyards where it can perform new construction and repair and conversion work on mobile offshore drilling units including jack-up, submersible, semi-submersible and drill barges. In addition to the yards dedicated to the Rigs segment, facilities included in the Vessels segment can also support the fabrication requirements of the Rigs segment.

  The principal shipyards dedicated to new construction within the Vessels and Rigs segments are summarized in the table below.

 Shipyards dedicated to New Construction:

                                                Covered
                                            Fabrication Area Own or Expiration
        Property Name and Location          (Square Footage) Lease     Date
        --------------------------          ---------------- ------ ----------
Vessels Segment
Equitable and Trinity Yachts Shipyards.....     225,000      Lease     2016
 New Orleans, Louisiana

Halter Moss Point Shipyard.................     121,665        Own       --
 Moss Point, Mississippi

Lockport Shipyard..........................      97,000        Own       --
 Lockport, Louisiana

Moss Point Marine Shipyard.................      75,000        Own       --
 Escatawpa, Mississippi

Gulfport Shipyard..........................     554,500        Own       --
 Gulfport, Mississippi

Panama City Shipyard.......................      35,000        Own       --
 Panama City, Florida(1)

Gulf Coast Fabrication Shipyard............      15,000        Own       --
 Pearlington, Mississippi

Rigs Segment
TDI-Halter Orange Shipyard.................     600,000        Own       --
 Orange, Texas

Pascagoula Shipyard........................     220,000        Own       --
 Pascagoula, Mississippi

--------
(1) Facility is temporarily closed until demand warrants reopening.

  The principal shipyards dedicated to repair and conversion within the Vessels and Rigs segments are summarized in the table below:

 Shipyards dedicated to Conversion and Repair:

                                                 Drydock Features
                          --------------------------------------------------------------
                                                             Maximum     Own
   Property Name and               Number  Maximum Lifting    Vessel     or   Expiration
        Location          Acreage Drydocks Capacity (Tons) Width (Feet) Lease    Date
   -----------------      ------- -------- --------------- ------------ ----- ----------
Vessels Segment
Gretna Shipyard.........     30       1         1,800           55       Own        --
 Harvey, Louisiana

Halter Gulf Repair
 Shipyard...............     59       4        22,400          120      Lease     2016
 New Orleans, Louisiana

TDI-Halter Pier 1
 Shipyard...............      4       1        10,000          126      Lease  Monthly
 Orange, Texas

Bludworth Bond-Houston
 Shipyard...............     11       4         2,000           65       Own        --
 Houston, Texas

Bludworth Bond-Texas
 City Shipyard..........      4       3         4,500           80       Own        --
 Texas City, Texas

Halter-Calcasieu
 Shipyard...............     35       3         2,200           60       Own        --
 Sulphur, Louisiana

Rigs Segment
TDI-Halter Childers
 Road...................      9      --            --           --      Lease     2000
 Orange, Texas(1)

TDI-Halter North Yard...     17      --            --           --       Own        --
 Port Arthur, Texas(1)

TDI-Halter Dock Yard
 --Ship Mode                100       1        64,000          122
 --Rig Mode                 100       1        64,000          363      Lease     2009
 Port Arthur, Texas

TDI-Halter Central
 Yard...................     32      --            --           --       Own        --
 Sabine Pass, Texas(1)

TDI-Halter Sabine Yard..     34      --            --           --       Own        --
 Sabine Pass, Texas

TDI-Halter South Yard...     21      --            --           --       Own        --
 Sabine Pass, Texas

(1) Facility is temporarily closed until demand warrants reopening.

 Engineered Products

  The Company's Engineered Products segment headquarters is located in St. Paul, Minnesota in two buildings that, together, occupy 47,000 square feet. The Engineered Products segment also operates small satellite sales offices in Houston, Texas; Metairie, Louisiana; Slidell, Louisiana; Covington Louisiana; and Gulfport, Mississippi.

  The Engineered Products segment utilizes four plants to manufacture winches, cranes, mooring systems, jacks, locking devices, windlasses, capstans, tuggers and other related products used in the marine and offshore construction industries. These manufacturing plants are summarized in the table below.

                                                Covered
                                            Fabrication Area Own or    Expiration
        Property Name and Location          (Square Footage) Lease        Date
        --------------------------          ---------------- ------    ----------
Engineered Products Segment
Gulf Coast Manufacturing Division
 Slidell, Louisiana
  Bayou Liberty Facility...................      54,250      Lease(1)     2000
  Cabiran Road Facility....................     100,750       Own          --
Covington Manufacturing Division...........      46,000       Own          --
 Covington, Louisiana
Gulfport Manufacturing Division............      30,000       Own          --
 Gulfport, Mississippi

--------
(1) Lease/purchase whereby the Company will own the facility at conclusion of the lease.

Item 3: Legal Proceedings

  The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Item 4: Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

Item 4A: Executive Officers of the Registrant

 Executive Officers of the Company:

  The executive officers of the Company are as follows:

          Name            Age                     Position
          ----            ---                     --------
John Dane III............  48 Chairman, President and Chief Executive Officer
                              since September 1996. President of the Company
                              since 1987. Employed 1987.(1)

Daniel J. Mortimer.......  51 Former Executive Vice President and Chief
                              Operating Officer. Employed November 1997 until
                              May 1999, Director from April 1997 until June
                              1999. President of Gulf Coast Industries, Inc.
                              since 1988. Chairman and President of Gulf Coast
                              Fabrication, Inc., which was acquired by the
                              Company in 1994, from 1981 to 1994. Employed
                              1997. Resigned as Executive Vice President and
                              Chief Operating Officer in May 1999. Resigned
                              from Board of Directors in June 1999.

Rick S. Rees.............  46 Executive Vice President since April 1997.
                              Director since September 1996. Chief Financial
                              Officer since November 1997. President, Maritime
                              Holdings, Inc., which was acquired by the
                              Company in 1997, from September 1996 to April
                              1997. President Maritime Capital Corporation,
                              1989 to 1996. Employed 1997.

Richard T. McCreary......  43 Senior Vice President, Administration since
                              April 1997. From April 1995 to 1997, President
                              Gulf Division, Maritrans Operating Partners.
                              From 1990 to 1995 Vice President Operations,
                              Canal Barge Company, Inc. Employed 1997.

Maureen O'Connor           50 Senior Vice President, General Counsel and
 Sullivan................     Secretary since August 1997. In private practice
                              with the McGlinchey Stafford law firm from 1979
                              to 1997, partner since 1984, specializing in
                              business law and complex commercial litigation.
                              Manager of the firm's Dallas office and member
                              of its Management Committee from 1989-1997.
                              Employed 1997.

Don O. Covington.........  64 Group President--TDI-Halter since April 1998.
                              From 1986 to 1998, President and Chief Executive
                              Officer of Texas Drydock, Inc., which was
                              acquired by the Company in 1997. Employed 1997.

Richard J. Juelich.......  48 Group President--Engineered Products Group since
                              April 1998. From 1992 to 1997, Chief Operating
                              Officer, and from 1995 to 1997, President of
                              AmClyde Engineered Products, which was acquired
                              by the Company in 1997. Chief Operating Officer
                              of AmClyde Engineered Products since 1992.
                              Employed 1997.

--------
(1) Employment includes employment with Trinity Marine Group, the predecessor of the Company.

  There are no family relationships among the officers of the Company. The Company's officers are elected annually by the Board of Directors and serve one-year terms or until their successors are elected.

Item 5: Market for the Registrant's Common Stock and Related Stockholder
Matters

  The approximate number of holders of the Company's common stock as of the record date is incorporated herein by reference from "Voting Securities and Stockholders" in the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders. The following table sets forth the high and low closing sales price of the Company's common stock as reported on the American Stock Exchange Composite Tape.

      Quarter                                                       High   Low
      -------                                                      ------ ------
      Fiscal Year 1998
        First..................................................... $17.38 $ 9.83
        Second....................................................  32.25  16.00
        Third.....................................................  40.81  23.44
        Fourth....................................................  27.25  13.88

      Fiscal Year 1999
        First..................................................... $19.75 $13.88
        Second....................................................  18.44   8.50
        Third.....................................................  10.81   4.13
        Fourth....................................................   7.50   3.69

  The Company has paid no dividends and does not expect to pay dividends in the foreseeable future.

Sales of Unregistered Securities

  In July 1998, the Company issued an aggregate of 33,820 shares of its common stock to certain executives who elected to take the stock in lieu of the deferred amount of a cash bonus for fiscal year 1998. The issuance of such shares was the only issuance or sale of securities by the Company during its most recently completed fiscal year which was not registered under the Securities Act. Such issuance was conducted in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Furthermore, each of the certificates representing the Company's securities issued in connection with such transaction contained a restrictive legend.

Item 6: Selected Consolidated Financial Data

  The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The selected consolidated balance sheet data as of March 31, 1999, 1998, 1997, 1996 and 1995 and consolidated income statement data for the fiscal years ended March 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this report.

                                         Year Ended March 31,
                             -------------------------------------------------
                               1999      1998       1997      1996      1995
                             --------  ---------  --------  --------  --------
                                 (in thousands, except per share data)
Income Statement Data:(4)
Contract revenue earned....  $998,149  $ 670,238  $406,797  $254,294  $250,586
Cost of revenue earned.....   912,131    589,579   355,209   214,559   207,398
                             --------  ---------  --------  --------  --------
Gross profit...............    86,018     80,659    51,588    39,735    43,188
Selling, general and
 administrative expenses...    60,442     38,613    21,361    15,911    13,471
Amortization of excess of
 cost over net assets
 acquired..................     5,845      2,801        --        --        --
                             --------  ---------  --------  --------  --------
Operating income...........    19,731     39,245    30,227    23,824    29,717
Interest expense...........     8,135      6,600     3,232     3,268     3,844
Other, net.................      (719)       932       ( 8)      (11)       (5)
                             --------  ---------  --------  --------  --------
Income before income
 taxes.....................    12,315     31,713    27,003    20,567    25,878
Provision for income
 taxes.....................    (1,017)     9,197    10,887     8,102    10,170
                             --------  ---------  --------  --------  --------
Net income.................  $ 13,332  $  22,516  $ 16,116  $ 12,465  $ 15,708
                             ========  =========  ========  ========  ========
Net income per share, basic
 (pro forma for 1996)(1)...  $   0.46  $    0.80  $   0.59  $   0.46
                             ========  =========  ========  ========
Net income per share,
 diluted (pro forma for
 1996)(1)..................  $   0.46  $    0.78  $   0.59  $   0.46
                             ========  =========  ========  ========
Net cash provided
 (required) by:(4)
Operating activities.......  $ (3,480) $  38,324  $ 12,488  $ 23,742  $ 14,803
Investing activities.......  $(62,863) $(107,697) $(14,491) $(15,687) $(10,443)
Financing activities.......  $ 19,124  $ 113,440  $  8,410  $ (7,907) $ (4,057)
Other Data:(4)
EBITDA(2)..................  $ 44,149  $  53,106  $ 38,134  $ 30,579  $ 35,136
Depreciation and
 amortization..............  $ 24,607  $  15,217  $  7,899  $  6,744  $  5,414
Capital expenditures.......  $ 47,863  $  40,988  $ 14,491  $  5,568  $  6,337

                                               March 31,
                             -------------------------------------------------
                               1999      1998       1997      1996      1995
                             --------  ---------  --------  --------  --------
Balance Sheet Data:(4)
Working capital............  $134,914  $ 151,057  $ 88,431  $ 36,601  $ 40,855
Total assets...............  $591,780  $ 499,601  $209,411  $141,374  $124,271
Long-term debt(3)..........  $239,727  $ 218,215  $ 52,000  $ 25,000  $ 25,000
Total equity...............  $164,949  $ 151,103  $ 93,301  $ 66,743  $ 54,278
Backlog data...............  $655,976  $ 817,102  $478,803  $431,292  $244,229

--------
(1) Shares outstanding for 1996 have been assumed to be 27,000,000 (the total number of shares issued to Trinity and the public as a result of the initial public offering, exclusive of the underwriters' overallotment option of 675,000 shares and adjusted for the three-for-two stock split) for purposes of calculating pro forma net income per share.
(2) EBITDA (earnings before interest, taxes, depreciation and amortization expense) is presented here not as a measure of operating results, but rather as a measure of the Company's operating performance and ability to service debt. EBITDA should not be construed as an alternative to operating income (determined in accordance with GAAP), as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity. EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.
(3) Prior to March 31, 1997, long-term debt represented intercompany notes due to Trinity.
(4) Consolidated financial data for fiscal 1998 reflects the impact of companies acquired during the year from the dates of acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

  See Part I, Items 1 and 2: Business, "Forward Looking Statements and Factors Affecting Future Performance" for a discussion of forward looking statements and factors affecting future performance contained in this report, including, but not limited to, those contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

General

  The Company is a leading provider of design, new construction, conversion and repair services for ocean-going vessels, mobile offshore drilling rigs and production platforms, and engineered products servicing the offshore energy, government and commercial markets. The Company classifies its business into three segments: Vessels, Rigs, and Engineered Products. Operations within the Vessels segment include the new construction and repair of a wide variety of vessels for the government, offshore energy and commercial markets. Products in this segment include offshore support vessels and offshore double hull tank barges for energy markets; offshore and inland tug boats, ocean-going barges and oil spill recovery vessels for commercial markets; and oceanographic survey and research ships, high-speed patrol boats and ferries for government markets. Operations within the Rigs segment include the new construction, conversion and repair of mobile offshore drilling rigs and production platforms. Operations within the Engineered Products segment include the design, manufacture and marketing of cranes, derricks, hoists, windlasses, jacks, linear winches, fairleads, capstans, tuggers, locking devices, turret bearings, control systems, winches and other related products used in the marine and offshore construction industries. At March 31, 1999, the Company had 22 shipyards which are strategically located along the Gulf Coast from Florida to Texas.

  As of March 31, 1999, the Company had backlog with an aggregate remaining value of approximately $656.0 million (excluding unexercised options held by customers) covering construction of a total of 84 vessels, the new construction of two multi-service drill barges, three semi-submersible rigs, and one jackup drilling rig; and conversion or repair services on two mobile offshore rigs. The Company anticipates that approximately $598 million of the aggregate remaining value of this backlog will be completed during fiscal 2000.

  Although the Company cannot predict future levels or the timing of activity in offshore oil and gas exploration, development and production, the Company is optimistic that orders for new offshore support vessels and mobile offshore rigs may be made in the next several years due to the demand for larger vessels and rigs to support deep water oil and gas exploration and production activities, as well as the substantial worldwide fleet attrition over the past ten years and the aging of the remaining fleets. The demand for these products could temporarily decrease as a result of short-term declines in oil prices as it did during fiscal 1999. Orders generated by the Company's Engineered Products segment are less directly related to the existing level of activity in the offshore oil and gas exploration, development and production industry. At March 31, 1999, the Company had 16 offshore support vessels, six rigs and two drill barges under contract.

  The Company also hopes to capitalize on the anticipated increase in offshore tank barge construction and conversion resulting from OPA '90 and the aging of the worldwide fleet. The Company had two offshore double hull tank barges under contract at March 31, 1999.

  Pursuant to the provisions of a separation agreement with Trinity, the Company is prohibited, for four years plus an additional period under certain circumstances, after the separation from Trinity, from engaging in the construction of inland hopper barges and inland tank barges. Under special arrangements with Trinity, the Company has built a limited number of such vessels. Revenue related to this business was $0.7 million, $23.1 million and $19.9 million for fiscal years 1999, 1998 and 1997, respectively. The Company's gross profit from such activities was $0.2 million, $2.0 million and $2.2 million for fiscal years 1999, 1998 and 1997, respectively. The Company's management does not believe that the restrictions imposed pursuant to the Separation Agreement will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

  The Company believes its multiple yard strategy and aggressive recruiting of personnel will protect it from labor shortfalls in any one market. The production labor force grew from 5,604 employees at March 31, 1998 to 5,978 employees at March 31, 1999.

  The Company has taken several steps during fiscal 2000 in response to current market conditions including reallocation of production, allowing temporary closure of certain yards until market demands warrant reopening, and reduced levels of selling, general and administrative spending.

Results of Operations

  The following tables set forth certain statement of income information as a percentage of the Company's revenue for the periods indicated below. Revenues generated by the Company's Rigs and Engineered Products segments are included from dates of acquisition.

                                              Year Ended March 31,
                                  --------------------------------------------
                                       1999           1998           1997
                                  -------------- -------------- --------------
                                  Amount Percent Amount Percent Amount Percent
                                  ------ ------- ------ ------- ------ -------
Contract revenue earned by
 business segment:
  Vessels........................ $515.7   51.7% $476.3   71.1% $406.8  100.0%
  Rigs...........................  355.7   35.6   159.9   23.9      --     --
  Engineered Products............  126.7   12.7    34.0    5.0      --     --
                                  ------  -----  ------  -----  ------  -----
                                  $998.1  100.0% $670.2  100.0% $406.8  100.0%
                                  ======  =====  ======  =====  ======  =====

Contract revenue earned by
 customer type:
  Government:(1)
    Vessels...................... $146.4   14.7% $171.9   25.6% $215.8   53.1%
  Energy:(2)
    Vessels......................  234.7   23.5   180.1   26.9    86.1   21.1
    Rigs.........................  355.7   35.6   159.9   23.9      --     --
                                  ------  -----  ------  -----  ------  -----
                                   590.4   59.1   340.0   50.8    86.1   21.1
  Commercial:(3)
    Vessels......................   44.7    4.5    62.8    9.4    81.4   20.0
  Other(4)
    Vessels......................   89.9    9.0    61.5    9.2    23.5    5.8
    Engineered Products..........  126.7   12.7    34.0    5.0      --     --
                                  ------  -----  ------  -----  ------  -----
                                   261.3   26.2    95.5   14.2    23.5    5.8
                                  ------  -----  ------  -----  ------  -----
                                  $998.1  100.0% $670.2  100.0% $406.8  100.0%
                                  ======  =====  ======  =====  ======  =====

--------
(1) Consists of revenue from the Company's government customers, including the U.S. Navy, state and local governments and foreign governments.
(2) Consists of revenue from the construction or conversion of vessels and the construction, conversion and repair of mobile offshore drilling rigs. Vessels include offshore support vessels, offshore double-hull barges and tank barges.
(3) Consists of revenue from the Company's commercial customers and includes vessels such as tugboats, hopper barges, inland towboats and other vessels.
(4) Consists of revenue from customers for the construction of yachts, vessel repairs and assorted marine products and the design and manufacture of engineered products.

 Fiscal 1999 Compared with Fiscal 1998

  Contract revenue increased 48.9% to $998.1 million in the fiscal year ended March 31, 1999 compared with $670.2 million in the fiscal year ended March 31, 1998. The majority of this increase in revenue was within the Rigs and Engineered Products segments of the Company. The growth in revenue in the Rigs segment was attributable to an increase in rig orders placed during fiscal 1998 in response to the favorable offshore drilling market conditions. Also included in revenue in the Rigs segment was $9.0 million related to a contract claim which is subject to meditation and possible arbitration. The growth in revenue in the Engineered Products segment was partially attributable to the fact that fiscal 1999 revenue reflected a full year of revenue compared to only five months of revenue in the prior fiscal year. Revenue generated from the energy customer group of the Vessels segment grew as a result of increased construction of offshore support vessels. The "other" customer group within the Vessels segment experienced revenue growth due to increased vessel repair activity and increased orders for yachts. The decline in government revenue within the Vessels segment occurred because fiscal 1998 included revenue from a contract for a ferry that was being constructed for the State of Alaska that closed in early fiscal 1999 and was not replaced.

  The gross profit margin decreased to 8.6% in fiscal 1999 compared to 12.0% in fiscal 1998. The overall decrease in gross margin was primarily a result of a decline in the gross margin experienced in the Rigs segment. The Rigs segment gross margin decreased principally as a result of cost overruns associated with the new construction of five of six multi-service drill barges. These cost overruns were principally related to delays in owner furnished contract drawings, engineering delays, owner-imposed changes, an accelerated delivery schedule, and a shortage of trained supervision. The Company has made a claim to recover certain of these costs as described in the paragraph above. Additionally, production delays in the Rigs segment were experienced during the second quarter of the current year resulting from the effects of two tropical storms that affected the Texas coast. The gross margin in the Vessels segment remained relatively stable compared to the prior year.

  Gross profit margins, by segment, for fiscal 1999 were: Vessels, 8.8%; Rigs, 4.9%; and Engineered Products, 18.0%. Gross profit margins, by segment, for fiscal 1998 were: Vessels, 8.2%; Rigs, 22.9%; and Engineered Products, 14.9%.

  Selling, general and administrative expenses increased $21.8 million to $60.4 million in fiscal 1999, or 6.1% of revenue, compared to $38.6 million, or 5.8% of revenue, in fiscal 1998. Major increases in expenses included: salaries and employee related expenses, $6.8 million; management and consulting fees, $8.1 million; legal fees, $1.0; and expenses associated with bids and proposals on new contracts, $1.1 million. Of the $8.1 million increase in management and consulting fees, $7.4 million is related to a business improvement project undertaken in the Vessels segment during the latter part of fiscal 1998. The Company expects to spend and additional $2.1 million on consulting fees related to this project during fiscal 2000.

  The Company's construction backlog decreased 20% to $656.0 million at March 31, 1999 compared to $817.1 million at March 31, 1998 and consisted of the following as of March 31:

                                       1999                             1998
                         -------------------------------- --------------------------------
                                        Engineered                       Engineered
                         Vessels  Rigs   Products  Total  Vessels  Rigs   Products  Total
                         ------- ------ ---------- ------ ------- ------ ---------- ------
                                                  (in thousands)
Backlog by customer
 type:
  Government............ $124.2  $   --   $  --    $124.2 $179.3  $   --   $  --    $179.3
  Commercial............   47.4      --      --      47.4   29.6      --      --      29.6
  Energy................  121.3   268.2      --     389.5  285.8   228.7      --     514.5
  Other.................   22.3      --    72.6      94.9   34.0      --    59.7      93.7
                         ------  ------   -----    ------ ------  ------   -----    ------
                         $315.2  $268.2   $72.6    $656.0 $528.7  $228.7   $59.7    $817.1
                         ======  ======   =====    ====== ======  ======   =====    ======

  Interest expense, net of interest income, increased $1.5 million to $8.1 million for fiscal 1999 compared to $6.6 million for fiscal 1998 primarily due to the issuance, by the Company, of $30 million in Taxable Revenue

Bonds in January 1998 and cash advances under the Company's revolving credit facility. These increases were offset by $1.7 million of interest capitalized on self-constructed assets.

  Amortization of excess of cost over net assets acquired increased $3.0 million to $5.8 million for fiscal 1999 compared to $2.8 million for fiscal 1998 as fiscal 1999 included a full year effect of amortization on fiscal 1998 acquisitions and certain purchase accounting adjustments.

  Income before income taxes decreased $19.4 million or 61.2% to $12.3 million for the fiscal year ended March 31, 1999 compared to $31.7 million for the fiscal year ended March 31, 1998. The decrease was the result of a decline in gross profit margin as well as increases in selling, general and administrative expenses, interest expense, and amortization of excess of cost over net assets acquired as discussed above. The Company does not expect its gross margin percentage to improve significantly during fiscal 2000, principally because its Rigs segment contains several contracts on which it expects to earn minimal gross profit. The Company does not anticipate continued increases in its selling, general and administrative expenses during fiscal 2000, as the Company has implemented a plan to reduce these expenses. Interest expense is expected to increase during fiscal 2000 resulting from projected increased borrowings under the Company's revolving credit facility, and a reduced amount of capitalized interest.

  The Company recorded an income tax benefit of $1.0 million or an 8.3% effective tax rate for fiscal 1999 compared to income tax expense of $9.2 million or a 29% effective tax rate for fiscal 1998. The benefit for the current year reflects tax credits for the Company's research and development activities, and, the write-off for tax purposes, of the Company's investment in an international joint venture. The write-off of the investment in joint venture was recorded as a purchase accounting adjustment for financial accounting purposes. Additionally, a refund of income taxes previously paid to Trinity Industries, Inc., the Company's former parent, also favorably impacted the Company's income tax position for fiscal 1999. The Company does not anticipate that its income tax rate during fiscal 2000 will be similarly impacted.

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

  Selling, general and administrative expenses increased $17.2 million to $38.6 million in fiscal 1998, or 5.8% of revenue compared to $21.4 million or 5.3% of revenue in fiscal 1997. The increase is a result of the overall growth of the Company during the current year. Newly acquired companies added approximately $11.9 million in expenses. Other major increases in expenses included: salaries and employee related expenses, $2.2 million; general fees and services, including auditing, accounting, management and consulting, $1.7 million; and property and casualty insurance, $1.2 million. These increases were offset by decreases in legal fees, $0.5 million, and research and development expenses, $0.7 million. During fiscal 1998, the Company initiated a project to review, evaluate and improve all of its business processes in the Vessels segment committing approximately $2 million to the project during the year, and it expects to commit additional resources during fiscal 1999.

  The Company's construction backlog increased 70.7% to $817.1 million at March 31, 1998 compared to $478.8 million at March 31, 1997 and consisted of the following as of March 31:

                                                     1998                1997
                                       -------------------------------- -------
                                                      Engineered
                                       Vessels  Rigs   Products  Total  Vessels
                                       ------- ------ ---------- ------ -------
                                                    (in thousands)
      Backlog by customer type:
        Government.................... $179.3  $   --   $  --    $179.3 $251.3
        Commercial....................   29.6      --      --      29.6   49.4
        Energy........................  285.8   228.7      --     514.5  155.9
        Other.........................   34.0      --    59.7      93.7   22.2
                                       ------  ------   -----    ------ ------
                                       $528.7  $228.7   $59.7    $817.1 $478.8
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

Liquidity and Capital Resources

  The Company's principal needs for capital are the funding of ongoing operations, capital expenditures and acquisitions. The Company's principal sources of liquidity during fiscal 1999 were cash provided by cash balances and borrowings from the Company's existing credit facility. Cash flows during fiscal 1999 from these sources were $51 million from cash and cash equivalent balances at the beginning of the year and $22 million from the existing credit facility. These sources were used primarily to fund the Company's working capital requirements and capital expenditures.

  Effective April 23, 1999, the Company entered into an amended and restated secured credit agreement with a group of banks, decreasing the maximum loan amount from $150 million to $125 million, to be used for general corporate purposes and working capital. The credit agreement is secured by substantially all of the assets of the Company. Any amounts outstanding under the new credit agreement will become payable on September 30, 2001. The interest rate is 1.65% to 2.90% over the London Interbank Offering Rate ("LIBOR"), or the base rate (as defined), at the Company's choice. The margin over LIBOR is set quarterly, depending on the ratio of the Company's total debt to EBITDA (as defined). Under the new credit agreement, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of .25% to .50% of the unused portion of the commitment. The new loan agreement contains certain financial covenants, including minimum net worth requirements (as defined), an interest coverage ratio (as defined), a fixed charge ratio (as defined), and a leverage ratio (as defined).

  The Company made capital expenditures, including construction in process, of $48 million, $42 and $14 million in fiscal 1999, 1998 and 1997, respectively. The Company currently has budgeted approximately $20 million (excluding acquisitions) for planned capital projects at its current operating facilities for fiscal 1999.

  The Company believes that cash flow from operations, cash on hand, and funds available under the existing credit facility, will be sufficient to fund its requirements for working capital, capital expenditures, acquisitions and other capital needs for at least the next 12 months.

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

  Management has formed a Year 2000 Project team ("Project 2000") responsible for identifying the functions affected by Year 2000 and has developed a plan to reduce the potentially harmful impact of Year 2000 issues on its operations. The focus of Project 2000 is segregated into three areas: information technology, which primarily includes the Company's financial applications and voice communication equipment; production processes and systems, which primarily includes machinery and equipment with embedded technology and software used in the design and production of its products; and external agents, which includes key business relationships with vendors, customers, and other third parties including, but not limited to, financial institutions. An evaluation of each of these areas has been or is being performed according to the following four phases: assessment, remediation, testing and implementation.

  Project 2000 has completed its assessment of significant software used in the information technology area and is currently in the remediation, testing and implementation phases of this area. Each of these phases is expected to be completed by September 1999. The Company has determined that its financial software is Year 2000 compliant and expects to be able to continue to take customer orders, invoice customers, collect payments and process payments to vendors. Project 2000 has substantially completed its assessment of the production processes and systems area and has begun the remediation, testing, and implementation phases which it expects to complete by September 1999.

  Assessment, remediation, testing and implementation measures are currently underway in the area of external agents. These phases are expected to be completed by September 1999. Beginning in August 1998, the Company developed purchasing guidelines designed to limit the Company's liability for Year 2000 non-compliant products provided by suppliers that are used either by the Company or installed in its products. The Company has circulated Year 2000 questionnaires among its major vendors giving them the opportunity to inform the Company of their efforts to become Year 2000 compliant. As of this report date, the Company has experienced a response rate from its major vendors of approximately 41%, none of which have indicated situations of Year 2000 non-compliance which the Company believes would materially affect its operations. In the event of non-responses, the Company has developed a list of Year 2000 compliant strategic vendors that it expects to be available to replace the vendors that do not offer an adequate level of assurance that they will be Year 2000 compliant. The Company has substantially completed an assessment of its exposure to failure to deliver products or services to its customers by reviewing components and systems of products scheduled for delivery through the year 2000. This assessment includes evaluation of the terms and conditions of purchases of equipment and supplies necessary to deliver its products and services to determine if they are compliant with the previously mentioned purchasing guidelines. Remediation, testing, and implementation in this area is expected to be completed in September 1999. Based upon its procedures to date, the Company does not anticipate significant exposure related to its vendors, customers, or other third parties.

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

  Management believes it has an effective program in place to resolve Year 2000 issues in a timely manner. The Company expects to complete all phases of its Year 2000 review by September 1999; although the Company will continuously take steps to reaffirm Year 2000 compliance in the areas of information technology, production processes and systems, and external agents. The Company is still in the process of reviewing machinery and equipment used to manufacture products. In the event that the Company is unable to remediate potential problems, if any, with this equipment, the Company may be unable to manufacture products on a timely basis. Disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The Company could be subject to litigation for failure of computer systems installed in its products. The amount of potential liability and lost revenue cannot be estimated at this time.

  The Company is in the process of developing a contingency plan in the event that material year 2000 situations arise. The Company expects to have completed this plan by September 1999.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

  The Company is exposed to market risks, primarily changes in interest rates in the United States. The Company has not used derivative financial instruments to manage its interest rate risk or engage in speculative transactions. The following table provides information about the Company's future maturities of principal for outstanding debt instruments and related weighted-average interest rates. The table also provides the fair value of outstanding debt instruments at March 31, 1999.

                                      March 31,
                         ------------------------------------
                                                                           Fair
                          2000   2001     2002    2003  2004  Thereafter  Value
                         ------- ----- ---------- ----- ----- ---------- --------
Long-term debt,
 including current
 portion
  Fixed rate............ $ 2,839  $117       $126  $137  $149  $217,727  $131,766
  Avg. interest rate....   4.76% 4.76%      4.76% 4.76% 4.76%     4.76%
  Variable rate.........      --    --    $22,000    --    --        --  $ 22,000
  Avg. interest rate....      --    --      LIBOR    --    --        --
                                       plus 0.75%
                                         to 1.75%

Item 8: Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Auditors.............................................  26
Consolidated Balance Sheets................................................  27
Consolidated Statements of Income..........................................  28
Consolidated Statements of Stockholders' Equity............................  29
Consolidated Statements of Cash Flows......................................  30
Notes to Consolidated Financial Statements.................................  31

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Halter Marine Group, Inc.

  We have audited the accompanying consolidated balance sheets of Halter Marine Group, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halter Marine Group, Inc. and Subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

New Orleans, Louisiana
May 12, 1999, except for Note 17,
as to which the date is June 1, 1999

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                  March 31,
                                                              -----------------
                                                                1999     1998
                           ASSETS                             -------- --------
Current Assets:
  Cash and cash equivalents.................................. $  3,927 $ 51,146
  Contract receivables ......................................  117,376  115,389
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.....................................  146,313   81,229
  Inventories................................................   33,501   19,692
  Other current assets.......................................   11,408    5,124
                                                              -------- --------
    Total current assets.....................................  312,525  272,580
Property, plant and equipment, net...........................  170,972  125,962
Excess of cost over net assets acquired, net.................   99,977   92,101
Other assets ................................................    8,306    8,958
                                                              -------- --------
                                                              $591,780 $499,601
                                                              ======== ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities................... $ 85,529 $ 51,433
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.....................................   89,243   68,172
  Notes payable and current portion of long-term debt........    2,839    1,918
                                                              -------- --------
    Total current liabilities................................  177,611  121,523
Long-term debt, less current portion.........................  239,727  218,215
Deferred income taxes .......................................    9,445    7,025
Other noncurrent liabilities.................................       48    1,735
                                                              -------- --------
    Total liabilities........................................  426,831  348,498
Stockholders' equity:
  Common stock, $.01 par value; authorized 150,000 shares;
   issued 28,857 and 28,822 shares at March 31, 1999 and
   1998, respectively........................................      288      288
  Preferred stock, authorized 1,000 shares; issued, none.....       --       --
  Additional paid-in capital ................................  119,910  119,396
  Retained earnings..........................................   44,751   31,419
                                                              -------- --------
    Total stockholders' equity...............................  164,949  151,103
                                                              -------- --------
                                                              $591,780 $499,601
                                                              ======== ========


          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands, except per share amounts)

                                                         March 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
Contract revenue earned......................... $998,149  $670,238  $406,797
Cost of revenue earned .........................  912,131   589,579   355,209
                                                 --------  --------  --------
  Gross profit..................................   86,018    80,659    51,588
Selling, general and administrative expenses....   60,442    38,613    21,361
Amortization of excess of cost over net assets
 acquired.......................................    5,845     2,801        --
                                                 --------  --------  --------
  Operating income..............................   19,731    39,245    30,227
Other (income) expenses:
  Interest expense, net.........................    8,135     6,600     3,232
  Other, net....................................     (719)      932        (8)
                                                 --------  --------  --------
                                                    7,416     7,532     3,224
                                                 --------  --------  --------
Income before income taxes......................   12,315    31,713    27,003
Provision (benefit) for income taxes:
  Current ......................................   (3,437)   10,253     5,125
  Deferred......................................    2,420    (1,056)    5,762
                                                 --------  --------  --------
                                                   (1,017)    9,197    10,887
                                                 --------  --------  --------
Net income ..................................... $ 13,332  $ 22,516  $ 16,116
                                                 ========  ========  ========
Net income per share............................ $   0.46  $   0.80  $   0.59
                                                 ========  ========  ========
Net income per share, diluted................... $   0.46  $   0.78  $   0.59
                                                 ========  ========  ========
Weighted average shares outstanding:
  Basic.........................................   28,846    28,052    27,281
  Diluted.......................................   28,990    29,008    27,339


          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)

                                     Additional          Stockholder's
                              Common  Paid-In   Retained      Net
                              Stock   Capital   Earnings  Investment    Total
                              ------ ---------- -------- ------------- --------
Balance at March 31, 1996...                               $ 66,743    $ 66,743
  Net income prior to
   initial public offering..                                  7,213       7,213
  Debt assumed from former
   parent...................                                (25,000)    (25,000)
  Proceeds from initial
   public offering..........   $185   $ 35,257                   --      35,442
  Transfer to additional
   paid-in capital..........     --     48,956              (48,956)         --
  Net income subsequent to
   initial public offering..     --         --  $ 8,903          --       8,903
                               ----   --------  -------    --------    --------
Balances at March 31, 1997..    185     84,213    8,903          --      93,301
  Issuances of common stock:
    Stock split.............     92       (110)      --          --         (18)
    Employee stock options..     --         90       --          --          90
    Acquired companies......     11     35,203       --          --      35,214
  Net income................     --         --   22,516          --      22,516
                               ----   --------  -------    --------    --------
Balances at March 31, 1998..    288    119,396   31,419          --     151,103
  Issuances of common stock:
    Employee stock options..     --         21       --          --          21
    Employee bonuses........     --        493       --          --         493
  Net income................     --         --   13,332          --      13,332
                               ----   --------  -------    --------    --------
Balances at March 31, 1999..   $288   $119,910  $44,751    $     --    $164,949
                               ====   ========  =======    ========    ========



          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                      Year ended March 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
Operating activities:
 Net income......................................  $ 13,332  $ 22,516  $ 16,116
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
  Depreciation and amortization..................    24,607    15,217     7,899
  Deferred provision (benefit) for income taxes..     2,420    (1,056)    5,762
  Changes in operating assets and liabilities:
  Increase in contract receivables...............    (1,987)  (42,255)  (27,713)
  Decrease in due from former parent.............        --    11,513        --
  (Increase) decrease in costs and estimated
   earnings in excess of billings on uncompleted
   contracts.....................................   (65,084)      984    (9,799)
  (Increase) decrease in inventories.............   (13,809)     (771)   (4,764)
  (Increase) decrease in other current assets....     1,101      (105)   (4,114)
  (Increase) decrease in other assets............      (190)      707        --
  Increase (decrease) in accounts payable and
   accrued liabilities...........................    16,746    (8,463)   35,491
  Decrease in income taxes payable to affiliate..        --        --   (15,785)
  Increase in billings in excess of costs and
   estimated earnings on uncompleted contracts...    21,071    40,269     7,428
  Increase (decrease) in other noncurrent
   liabilities...................................    (1,687)     (232)    1,967
                                                   --------  --------  --------
 Net cash provided (required) by operating
  activities.....................................    (3,480)   38,324    12,488
                                                   --------  --------  --------
Investing activities:
 Capital expenditures............................   (47,863)  (40,988)  (14,491)
 Business acquisitions, net of cash acquired.....   (15,000)  (66,709)       --
                                                   --------  --------  --------
   Net cash required by investing activities.....   (62,863) (107,697)  (14,491)
                                                   --------  --------  --------
Financing activities:
 Net proceeds from sale and issuance of stock....        21        72    35,442
 Net borrowings from former parent...............        --        --   (79,032)
 Issuance of long-term subordinated debentures...        --   185,000        --
 Issuance of taxable revenue bonds...............        --    30,000        --
 Debt issuance costs.............................       (34)   (6,013)       --
 Principal payments on debt......................    (2,863)  (43,619)       --
 Net borrowings (repayments) under line of
  credit.........................................    22,000   (52,000)   52,000
                                                   --------  --------  --------
   Net cash provided by financing activities.....    19,124   113,440     8,410
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   (47,219)   44,067     6,407
Cash and cash equivalents at beginning of year...    51,146     7,079       672
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $  3,927  $ 51,146  $  7,079
                                                   ========  ========  ========
Supplemental disclosures:
Cash paid for:
 Interest........................................  $ 11,525  $  8,519  $  1,586
                                                   ========  ========  ========
 Income taxes....................................  $  9,830  $  5,455  $     --
                                                   ========  ========  ========
 Purchase of subsidiaries........................  $ 15,000  $ 66,928  $     --
                                                   ========  ========  ========
Fair value of assets of subsidiaries purchased...  $ 15,000  $ 90,748  $     --
                                                   ========  ========  ========
Fair value of liabilities of subsidiaries
 assumed.........................................  $     --  $ 56,511  $     --
                                                   ========  ========  ========

          See accompanying notes to consolidated financial statements.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1999

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

2. Basis of Presentation and Significant Accounting Policies

 Basis of Presentation

  The consolidated financial statements include the accounts of Halter Marine Group, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements reflect the results of operations, financial condition and cash flows of the Company as a component of Trinity prior to October 1, 1996 and those results may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes that the consolidated income statements include a reasonable allocation of the administrative costs incurred by Trinity on the Company's behalf prior to October 1, 1996. These costs include payroll services, benefits administration, and cash management. The allocations of such costs to the Company were approximately $1.8 million in 1996 and approximately $1.2 million for the six months ended September 30, 1996.

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

 Construction Contracts

  The Company uses the percentage of completion method to account for its new construction contracts in process. Under the percentage of completion method used in its Vessels and Rigs segments, revenues from construction contracts are measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. Management considers expended labor hours to be the best available measure of progress on its vessels and rigs contracts. Under the percentage of completion method used in its Engineered Products segment, revenue from contracts is measured by the percentage of cost incurred as compared to estimated total cost for each contract. Management considers cost incurred to be the best available measure of progress on its

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES engineered products contracts. Changes in estimated profitability may result in revisions to income and costs and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Other changes, including those arising from contract penalty provisions, and final contract settlements are recognized in the period in which the revisions are determined. An amount equal to contract cost attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Indirect manufacturing costs are allocated on the basis of labor hours incurred on the respective contracts. Selling, general and administrative costs are charged to expense as incurred.

  The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

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

 Excess of Cost Over Net Assets Acquired

  The excess of cost over the value of net assets acquired is amortized using the straight-line basis over 20 years. Accumulated amortization of goodwill was $8.6 million and $2.8 million as of March 31, 1999 and 1998, respectively.

 Other Assets

  Other assets includes $6.0 million of debt issuance costs capitalized in conjunction with the issuance of the $185.0 million of 4 1/2% Convertible Subordinated Notes and the $30.0 million of Taxable Revenue Bonds. These costs are being amortized over the life of the related debt. Accumulated amortization of debt issuance costs was $1.2 million and $0.4 million at March 31, 1999 and 1998, respectively.

 Income Taxes

  The Company accounts for income taxes using the liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recorded for temporary differences that occur between the financial reporting and tax bases of assets and liabilities based on enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Net Income Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128) which was required to be adopted for the quarter ended

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

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

 Long-Lived Assets

  The Company periodically evaluates the carrying value of long-lived assets to be held and used, including excess of cost over net assets acquired, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations, including related excess of cost over net assets acquired, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

 Reclassifications

  Certain items included in the consolidated financial statements for 1998 and 1997 have been reclassified to conform with the 1999 presentation.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on financial position or earnings of the Company.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

3. Business Acquisitions

  The Company completed certain business acquisitions during fiscal 1999 and 1998, each of which was considered a purchase for accounting purposes. The operations of these companies have been included in the consolidated financial statements from the effective dates of the acquisitions.

  On May 29, 1998, the Company acquired all of the outstanding common stock of Trinity Marine Orange, Inc. ("Orange") of Orange, Texas. The total purchase price of $15.0 million, paid in cash, was allocated to property, plant and equipment.

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

  The following unaudited pro forma financial information presents the combined results of operations for the twelve months ended March 31, 1998 and 1997, assuming consummation of the purchase of TDI and the Engineered Products Group as of April 1, 1997 and, after giving effect to the shares issued and certain adjustments, including amortization of excess of cost over net assets acquired and increased interest expense on debt related to the acquisitions, and related income tax expense. This pro forma information does not necessarily reflect the results of operations that would have occurred had the Company, along with TDI and the Engineered Products Group, constituted a single entity during these periods.

                                                               Twelve Months
                                                                   Ended
                                                             -----------------
                                                             3/31/98  3/31/97
                                                             -------- --------
                                                              (in thousands,
                                                             except per share
                                                                   data)
      Contract revenue earned............................... $715,403 $632,907
      Net income............................................ $ 21,764 $ 16,752
      Net income per share.................................. $   0.76 $   0.60
      Net income per share, diluted......................... $   0.74 $   0.59
      Pro forma weighted average number of shares
       outstanding:
        Basic...............................................   28,539   28,116
        Diluted.............................................   29,495   28,174

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

  In conjunction with the acquisitions of AmClyde Engineered Products, Inc. and Bludworth Bond Shipyard, contingent payment agreements based upon operating results over the next three years were negotiated with the

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES respective former owners. The additional payments, which are not expected to be material, will be accounted for as additional excess of cost over net assets acquired.

  During fiscal 1999, cost in excess of net assets acquired increased approximately $13.7 million as a result of contingent payment provisions included in the Bludworth Bond Shipyard purchase agreement and changes in preacquisition contingencies.

4. Costs and Estimated Earnings on Uncompleted Contracts

                                                                 March 31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
                                                              (in thousands)
Costs incurred on uncompleted contracts................... $1,228,071 $1,064,026
Estimated earnings........................................    112,790    130,607
                                                           ---------- ----------
                                                            1,340,861  1,194,633
Less billings to date.....................................  1,283,791  1,181,576
                                                           ---------- ----------
                                                           $   57,070 $   13,057
                                                           ========== ==========
Included in the following balance sheet captions:
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................. $  146,313 $   81,229
  Billings in excess of costs and estimated earnings on
   uncompleted contracts..................................     89,243     68,172
                                                           ---------- ----------
                                                           $   57,070 $   13,057
                                                           ========== ==========

  Costs and estimated earnings in excess of billings includes $9 million relating to a claim arising from a dispute with a customer over design and specification changes in certain drill barges. In the opinion of counsel, the Company has a valid claim against the customer.

5. Property, Plant and Equipment

                                                                  March 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
Land......................................................... $ 15,847 $ 13,676
Buildings and improvements...................................   81,602   64,849
Machinery and equipment......................................  135,913  104,448
Construction in progress ....................................   27,112   16,418
                                                              -------- --------
                                                               260,474  199,391
Less accumulated depreciation................................   89,502   73,429
                                                              -------- --------
Property, plant and equipment, net........................... $170,972 $125,962
                                                              ======== ========

6. Long-Term Debt

                                                                  March 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
4 1/2% Convertible Subordinated Notes........................ $185,000 $185,000
Taxable Revenue Bonds, Series 1998...........................   30,000   30,000
Revolving Credit Agreement...................................   22,000       --
Other........................................................    5,566    5,133
                                                              -------- --------
                                                               242,566  220,133
Less current portion.........................................    2,839    1,918
                                                              -------- --------
                                                              $239,727 $218,215
                                                              ======== ========

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

 4 1/2% Convertible Subordinated Notes

  On September 15, 1997, the Company issued an aggregate principal amount of $185 million of 4 1/2% Convertible Subordinated Notes (the "Notes") which mature on September 15, 2004. The Notes were issued under an Indenture Agreement (the "Indenture") which provides that the Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion rate of $31.50 per share, subject to adjustment for certain events (as defined in the Indenture).

  Interest on the Notes is payable semiannually, in arrears, on March 15 and September 15 of each year, with principal due at maturity.

  The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after September 15, 2000, at the redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest and liquidated damages, if any, to, but excluding, the redemption date.

      Year                                                            Percentage
      ----                                                            ----------
      2000...........................................................   102.57%
      2001...........................................................   101.93
      2002...........................................................   101.28
      2003...........................................................   100.64
      2004...........................................................   100.00

  Holders of the Notes may, at their option, require that the Company repurchase all or a portion of the Notes upon the occurrence of a "change of control" (as defined in the Indenture) at a cash price equal to 100% of the principal amount, together with accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

 Taxable Revenue Bonds, Series 1998

  On January 1, 1998, the Company issued an aggregate principal amount of $30 million of Mississippi Business Finance Corporation Taxable Revenue Bonds, Series 1998 (the "Bonds") which mature on December 31, 2013. Interest on the bonds is payable semiannually, in arrears, on June 30 and December 31 of each year, at an annual interest rate of 6.39%. Principal is due at maturity.

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

 Revolving Credit Agreement

  At March 31, 1999, the Company had a revolving credit agreement with a group of banks with a maximum loan amount of $150 million. Any amounts outstanding under this revolving credit agreement would have become payable on September 30, 2002. Letters of credit were limited to an aggregate of $50 million. The interest rate was 0.75% to 1.75% over the London Interbank Offered Rate (LIBOR), or the base rate (as defined), at the Company's option. The margin over LIBOR was set quarterly, depending on the ratio of the Company's total debt to EBITDA (as defined). Effective December 31, 1998 through April 23, 1999, the Company was in violation of certain financial covenants included in this credit agreement. The group of banks waived non-compliance with these covenants during this period.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  Effective April 23, 1999, the Company entered into an amended and restated secured credit agreement decreasing the maximum loan amount from $150 million to $125 million. The credit agreement is secured by substantially all of the assets of the Company. Any amounts outstanding under the new credit agreement will become payable on September 30, 2001. The interest rate is 1.65% to 2.90% over the London Interbank Offered Rate ("LIBOR"), or the base rate (as defined), at the Company's option. The margin over LIBOR is set quarterly, depending on the ratio of the Company's total debt to EBITDA (as defined).

  Under the new credit agreement, the Company is obligated to pay certain fees, including an annual commitment fee in an amount ranging from 0.25% to 0.50% of the unused portion of the commitment. The new loan agreement contains certain financial covenants, including minimum net worth requirements (as defined), an interest coverage ratio (as defined), a fixed charge ratio (as defined), and a leverage ratio (as defined).

  At March 31, 1999, the Company had $22 million in cash advances under the credit agreement with no additional amount available. As of April 23, 1999, availability under the credit agreement was $23 million.

 Other Debt

  Other long-term debt of $5.6 million at March 31, 1999 consists principally of promissory notes due in monthly installments. The notes have fixed interest rates ranging from 7% to 10% and variable rates of prime plus 1%. The notes are secured by land, buildings, docking facilities, and improvements and machinery and equipment with a net book value approximating $8.7 million. The notes have final maturities ranging from the year 2000 through 2013.

  Scheduled maturities of long-term debt are as follows:

      Year ending March 31                                            Amount
      --------------------                                        --------------
                                                                  (in thousands)
      2000.......................................................    $ 2,839
      2001.......................................................        117
      2002.......................................................     22,126
      2003.......................................................        137
      2004.......................................................        149
                                                                     -------
                                                                     $25,368
                                                                     =======

  Interest capitalized during the year ended March 31, 1999 was $1.7 million. No interest was capitalized during the years ended March 31, 1998 and 1997.

  The fair value of the Company's 4 1/2% convertible subordinated notes as of March 31, 1999 was $96.2 million. The fair value of the Company's remaining long-term debt approximates its recorded value.

7. Leases

  The Company leases certain machinery and equipment under noncancelable operating leases which expire at various dates through the year 2016. Total lease expense recorded by the Company was $2.0 million, $0.9 million, and $0.3 million for fiscal 1999, 1998, and 1997, respectively.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  Future minimum lease commitments are as follows:

      Year ending March 31,                                           Amount
      ---------------------                                       --------------
                                                                  (in thousands)
      2000.......................................................    $ 3,759
      2001.......................................................      3,457
      2002.......................................................      3,140
      2003.......................................................      3,058
      2004.......................................................      2,985
      Thereafter.................................................     10,600
                                                                     -------
                                                                     $26,999
                                                                     =======

8. Segment Information

  The Company classifies its business into three segments: Vessels, Rigs, and Engineered Products. Operations within the Vessels segment include the new construction and repair of a wide variety of vessels for the government, offshore energy and commercial markets. Products in this segment include offshore support vessels and offshore double hull tank barges for energy markets; offshore and inland tug boats, ocean-going barges and oil spill recovery vessels for commercial markets; and, oceanographic survey and research ships, high-speed patrol boats and ferries for government markets. Operations within the Rigs segment include the new construction, conversion and repair of mobile offshore drilling rigs and production platforms. Operations within the Engineered Products segment include the design, manufacture and marketing of cranes, derricks, hoists, windlasses, jacks, linear winches, fairleads, capstans, tuggers, locking devices, turret bearings, control systems, winches and other related products used in the marine and offshore construction industries. The Company evaluates the performance of its segments based upon income before interest and income taxes as these expenses are not allocated to the segments. Accounting policies are the same as those described in Note 2, "Basis of Presentation and Significant Accounting Policies."

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  Selected information as to the operations of the Company by segment is set forth below.

                                              Year Ended March 31, 1999
                                        --------------------------------------
                                                           Engineered
                                        Vessels     Rigs    Products   Total
                                        --------  -------- ---------- --------
                                                   (in thousands)
Operations:
  Contract revenue earned.............. $515,693  $355,732  $126,724  $998,149
  Cost of revenue earned...............  470,087   338,140   103,904   912,131
                                        --------  --------  --------  --------
    Gross profit.......................   45,606    17,592    22,820    86,018
  Selling, general and administrative
   expenses............................   40,966    11,718     7,758    60,442
  Amortization of excess of cost over
   net assets acquired.................      564     1,859     3,422     5,845
  Other, net...........................     (681)       --       (38)     (719)
                                        --------  --------  --------  --------
    Income before interest and income
     taxes............................. $  4,757  $  4,015  $ 11,678  $ 20,450
                                        ========  ========  ========  ========
                                              Year Ended March 31, 1998
                                        --------------------------------------
                                                           Engineered
                                        Vessels     Rigs    Products   Total
                                        --------  -------- ---------- --------
                                                   (in thousands)
Operations:
  Contract revenue earned.............. $476,258  $159,934  $ 34,046  $670,238
  Cost of revenue earned...............  437,239   123,363    28,977   589,579
                                        --------  --------  --------  --------
    Gross profit.......................   39,019    36,571     5,069    80,659
  Selling, general and administrative
   expenses............................   26,733     8,516     3,364    38,613
  Amortization of excess of cost over
   net assets acquired.................       58     1,645     1,098     2,801
  Other, net...........................      (75)      953        54       932
                                        --------  --------  --------  --------
    Income before interest and income
     taxes............................. $ 12,303  $ 25,457  $    553  $ 38,313
                                        ========  ========  ========  ========

  Certain other financial information of the Company by segment is set forth below.

                                             Year Ended March 31, 1999
                                    -------------------------------------------
                                                   Engineered
                                    Vessels  Rigs   Products  Corporate  Total
                                    ------- ------ ---------- --------- -------
                                                   (in thousands)
Other financial information:
 Depreciation and amortization
  expense:
  Included in cost of revenue
   earned.......................... $12,930 $2,975   $  509     $ --    $16,414
  Included in selling, general and
   administrative expenses.........   1,684  2,102    3,499       --      7,285
  Included in interest expense.....      --     --       --      908        908
                                    ------- ------   ------     ----    -------
                                    $14,614 $5,077   $4,008     $908    $24,607
                                    ======= ======   ======     ====    =======
                                             Year Ended March 31, 1998
                                    -------------------------------------------
                                                   Engineered
                                    Vessels  Rigs   Products  Corporate  Total
                                    ------- ------ ---------- --------- -------
                                                   (in thousands)
Other financial information:
 Depreciation and amortization
  expense:
  Included in cost of revenue
   earned.......................... $ 9,529 $1,761   $  186     $ --    $11,476
  Included in selling, general and
   administrative expenses.........     413  1,790    1,114       --      3,317
  Included in interest expense.....      --     --       --      424        424
                                    ------- ------   ------     ----    -------
                                    $ 9,942 $3,551   $1,300     $424    $15,217
                                    ======= ======   ======     ====    =======

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  For consolidation purposes, all interest and income taxes are allocated to corporate operations. Operations for fiscal 1997 were attributable to the Vessels segment. Intersegment revenues are not material to the consolidated revenue of the Company.

  Fiscal 1998 revenue from one customer of the Vessels segment totaled $114.6 million and from another customer of the Vessels segment totaled $73.6 million. Fiscal 1999 and 1997 revenue from these customers was less than 10% of total contract revenue earned.

  Total assets and capital expenditures of the Company by segment are set forth below.

                                  As of and for the Year Ended March 31, 1999
                               -------------------------------------------------
                                                 Engineered
                               Vessels    Rigs    Products  Adjustments  Total
                               -------- -------- ---------- ----------- --------
                                                (in thousands)
Total assets.................. $347,328 $120,797  $109,724    $13,931   $591,780
                               ======== ========  ========    =======   ========
Capital expenditures.......... $ 22,193 $ 24,757  $    913    $    --   $ 47,863
                               ======== ========  ========    =======   ========
                                  As of and for the Year Ended March 31, 1998
                               -------------------------------------------------
                                                 Engineered
                               Vessels    Rigs    Products  Adjustments  Total
                               -------- -------- ---------- ----------- --------
                                                (in thousands)
Total assets.................. $263,820 $102,029  $ 85,247    $48,505   $499,601
                               ======== ========  ========    =======   ========
Capital expenditures.......... $ 26,453 $  8,840  $    383    $ 5,312   $ 40,988
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

9. Reconciliation of Net Income Per Share

  The following table sets forth the computation of basic and diluted net income per share:

                                                         Year Ended March 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
                                                         (in thousands, except
                                                            per share data)
Numerator:
  Net income........................................... $13,332 $22,516 $16,116
                                                        ======= ======= =======
  Numerator for net income per share, diluted ......... $13,332 $22,516 $16,116
                                                        ======= ======= =======
Denominator:
  Denominator for net income per share--weighted
   average shares outstanding..........................  28,846  28,052  27,281
  Effect of dilutive securities:
    Stock options......................................     144     956      58
                                                        ------- ------- -------
  Denominator for net income per share, diluted........  28,990  29,008  27,339
                                                        ======= ======= =======
Net income per share................................... $  0.46 $  0.80 $  0.59
                                                        ======= ======= =======
Net income per share, diluted.......................... $  0.46 $  0.78 $  0.59
                                                        ======= ======= =======

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  The effect on net income per share, diluted, would be anti-dilutive if the conversion of the 4 1/2% convertible subordinated notes had been assumed in the computation. For additional information regarding the 4 1/2% convertible subordinated notes and stock options, refer to Notes 6 and 11, respectively.

10. Related Party Transactions

  John Dane III, Chairman, President, and Chief Executive Officer of the Company, acquired 25% of the stock of United States Marine, Inc. ("USMI") in June 1996 with a commitment to acquire an additional 50% over the next five years. USMI manufactures custom composite marine products for various customers and performs services for the Company as a subcontractor with respect to the production of high-speed composite vessels for the U.S. Navy. During fiscal 1999, 1998 and 1997, the Company paid USMI fees of approximately $5.7 million, $4.8 million and $7.2 million, respectively, for subcontractor services.

  During fiscal 1999 and 1998, the Company leased certain equipment and purchased certain materials from Gulf Coast Industries, Inc. ("GCI"), a company 50% owned by Mr. Daniel J. Mortimer, former Executive Vice President, Chief Operating Officer and Director. The Company made payments to GCI totaling $0.2 million during fiscal 1999 and 1998, respectively. During fiscal 1998, GCI acquired Cajan Wire, Inc., which, from time to time, is a vendor to the Company. The Company made payments to Cajan Wire, Inc. totaling $1.2 million and $0.2 million during fiscal 1999 and 1998, respectively. Mr. Mortimer resigned his position as an executive officer in May 1999 and as a director in June 1999.

  For fiscal 1997, subsequent to its initial public offering, the Company repaid to Trinity its intercompany balance, including $21.6 million for income taxes and $25.0 million in debt assumed by the Company from Trinity. Such amounts aggregated approximately $79.0 million.

  As of March 31, 1997, the Company had a receivable from Trinity of $11.5 million, representing the year-end settlement of excess amounts of income tax estimates paid to Trinity during the year, the settlement of the Company's portion of assets in Trinity's captive insurance subsidiary, and various other intercompany charges and credits. The majority of this amount was paid by Trinity in fiscal 1998.

  Upon completion of the initial public offering, the Company and Trinity entered into various agreements for the purpose of establishing the terms governing their on-going arrangements and relationships. These agreements contained various provisions including a noncompete provision, a provision regarding the settlement of income tax matters and a provision related to the settlement of other transactions between the Company and Trinity. The agreements are not expected to have a significant impact on the Company's business, financial position, results of operations or liquidity.

11. Stock Options

  On September 24, 1996, the Company established the 1996 Stock Option and Incentive Plan which was amended and restated on July 15, 1997 (the "1996 Plan"). The 1996 Plan provides for awards to employees and directors in the form of grants of stock options, stock appreciation rights, restricted or nonrestricted stock or units denominated in stock (collectively referred to as "Awards"). All stock options granted under the 1996 Plan vest in equal annual amounts over a five-year period and expire 10 years from the date of grant. The 1996 Plan also provides that shares of common stock which are the subject of awards that are forfeited or terminated, expire unexercised, are settled in cash in lieu of common stock or in a manner such that all or some of the shares covered thereby are not issued or are exchanged for Awards that do not involve common stock will again immediately become available for Awards under the 1996 Plan. A total of 3,600,000 shares are authorized to be issued under the Plan.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  Following is a summary of the option activity for the years ended March 31, 1999, 1998 and 1997:

                                                                        Weighted
                                                                        Average
                                                              Shares     Price
                                                             ---------  --------
      Outstanding at April 1, 1996..........................        --   $   --
        Granted.............................................   375,000     7.33
                                                             ---------
      Outstanding at March 31, 1997.........................   375,000     7.33
        Granted............................................. 2,656,000    15.35
        Cancelled...........................................   (16,500)    8.15
        Exercised...........................................   (12,300)    7.33
                                                             ---------
      Outstanding at March 31, 1998......................... 3,002,200    14.42
        Granted.............................................   376,500    15.99
        Cancelled...........................................  (108,000)   15.08
        Exercised...........................................    (2,100)   10.33
                                                             ---------
      Outstanding at March 31, 1999......................... 3,268,600   $14.58
                                                             =========   ======
      Exercisable at March 31, 1999.........................   649,360   $13.66
                                                             =========   ======
      Exercisable at March 31, 1998.........................    60,300   $ 7.33
                                                             =========   ======
      Exercisable at March 31, 1997.........................        --   $   --
                                                             =========   ======

  The following table summarizes information about stock options outstanding at March 31, 1999:

                                    Options Outstanding       Options Exercisable
                               ------------------------------ --------------------
                                           Weighted  Weighted             Weighted
                                            Average  Average              Average
   Exercise Price Range Per      Number    Remaining Exercise   Number    Exercise
            Share              Outstanding   Life     Price   Exercisable  Price
   ------------------------    ----------- --------- -------- ----------- --------
  $4.125 to $10.44...........   1,883,600  9.2 years  $ 9.75    432,900    $ 9.43
  $12.00 to $16.50...........     506,500  8.8 years  $15.91     31,700    $14.73
  $19.33 to $27.25...........     557,000  8.6 years  $19.72    111,400    $19.72
  $30.50 to $34.88...........     321,500  9.6 years  $31.89     64,300    $31.89

  The Company accounts for options granted under the 1996 Plan as prescribed by the provisions of APB 25 and, accordingly, no compensation expense has been recognized for stock options granted. Had compensation expense for the 1996 Plan been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below. For purposes of these pro forma disclosures, the estimated fair value of the options granted in fiscal 1999, 1998 and 1997 are amortized to expense over the options' vesting period.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                               Year Ended March 31,
                         -----------------------------------------------------------------
                                 1999                  1998                  1997
                         --------------------- --------------------- ---------------------
                         As Reported Pro Forma As Reported Pro Forma As Reported Pro Forma
                         ----------- --------- ----------- --------- ----------- ---------
                                    (in thousands, except net income per share)
Net income..............   $13,332    $8,361     $22,516    $19,343    $16,116    $15,912
Net income per share,
 diluted................   $  0.46    $ 0.29     $  0.78    $  0.67    $  0.59    $  0.58

  The weighted average grant date fair value of options granted during the year ended March 31, 1999 was $10.30. The fair value of options was calculated using the Black-Scholes option pricing model using the following weighted average assumptions for fiscal year activity: risk-free interest rate of 5.60%, expected life of 7 years, expected volatility of .589 and no dividend yield.

  The weighted average grant date fair value of options granted during the year ended March 31, 1998 was $9.23. The fair value of options was calculated using the Black-Scholes option pricing model using the following weighted average assumptions for fiscal year activity: risk-free interest rate of 5.70%, expected life of 7 years, expected volatility of .519 and no dividend yield.

  The weighted average grant date fair value of options granted during the year ended March 31, 1997 was $4.54. The fair value of options was calculated using the Black-Scholes option pricing model using the following weighted average assumptions for fiscal year activity: risk-free interest rate of 5.98%, expected life of 7 years, expected volatility of .801 and no dividend yield.

  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

12. Employee Benefit Plans

  The Company maintains a pension plan which was frozen effective March 31, 1998. The plan provides income and death benefits for eligible employees who were members of the plan at the time of curtailment. The Company's policy is to fund retirement costs accrued but only to the extent such amounts are deductible for income tax purposes. Plan assets include cash, short-term debt securities, and other investments. Benefits are based on years of credited service and compensation. The curtailment of plan benefits, which had an immaterial effect on operating results, has been recognized in all actuarial calculations.

  The Company has adopted Statement of Financial Accounting Standard No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits," which revises the required disclosures about pension and other postretirement benefit plans. The following table summarizes the changes in benefit obligations and plan assets during the years ended March 31, 1999 and 1998 and the funded status of the pension plan at March 31, 1999 and 1998:

                                                                  March 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------  -------
      Changes in benefit obligations:
        Benefit obligation at beginning of year................ $7,789  $ 6,644
        Service cost...........................................     --    1,035
        Interest cost..........................................    605      572
        Actuarial (gains) losses...............................    905    2,211
        Curtailment............................................     --   (2,668)
        Benefits paid..........................................    (25)      (5)
                                                                ------  -------
          Benefit obligation at end of year.................... $9,274  $ 7,789
                                                                ======  =======

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                                                 March 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                               (in thousands)
Change in plan assets:
  Fair value of plan assets at beginning of year............  $ 7,683  $ 5,437
  Actual return on plan assets..............................      833    2,251
  Company contributions.....................................    1,134       --
  Benefits paid.............................................      (25)      (5)
                                                              -------  -------
  Fair value of plan assets at end of year..................  $ 9,625  $ 7,683
                                                              =======  =======
  Funded status of the plan (underfunded)...................  $   351  $  (106)
  Unrecognized net actuarial loss...........................      829       --
                                                              -------  -------
  Prepaid (accrued) benefit cost............................  $ 1,180  $  (106)
                                                              =======  =======

  Assumptions used in actuarial calculations were as follows:

Weighted average assumptions:
  Discount rate.............................................     7.00%    7.00%
  Expected return on plan assets............................     9.00     9.00
  Rate of compensation increase.............................       --     4.75

  Net periodic benefit cost includes the following components:

                                                             March 31,
                                                       -----------------------
                                                       1999    1998     1997
                                                       -----  -------  -------
                                                           (in thousands)
Components of net periodic benefit cost:
  Service cost........................................ $  --  $ 1,035  $   807
  Interest cost.......................................   605      572      501
  Expected return on plan assets......................  (758)    (489)    (502)
  Amortization of prior service cost..................    --       (2)      (2)
  Amortization of transition asset....................    --      (23)     (23)
  Recognized actuarial loss...........................    --      124       67
  Curtailment.........................................    --     (458)      --
                                                       -----  -------  -------
  Benefit cost........................................ $(153) $   759  $   848
                                                       =====  =======  =======

  The Company has a contributory 401(k) plan in which employees of the Company may participate. Under the plan, eligible employees are allowed to make voluntary pretax contributions which are matched, up to certain limits, by the Company. Expenses related to this plan approximated $4.0 million, $2.0 million and $0.9 million in 1999, 1998 and 1997, respectively.

  The Company had established a Supplemental Profit Sharing Plan which, effective April 1, 1998, has been amended and renamed as the Company's Nonqualified Deferred Compensation Plan (the "nonqualified deferred compensation plan"). Under this nonqualified deferred compensation plan, certain highly compensated employees are permitted to defer compensation, and the Company credits to an account for each such employee an amount equal to the deferred portion of his compensation plus matching contribution. For deferrals made on or after April 1, 1998, the Company matches fifty (50%) percent of the amount of the employee's base salary deferrals, not in excess of six (6%) percent of base salary. The Company may also make additional contributions on behalf of one or more participants in its discretion for each plan year. The bookkeeping accounts that are maintained on behalf of participants under this plan are credited with earnings and losses based on deemed investments made at the direction of the participant in specified investment funds. The Company has also assumed an obligation to provide benefits under its nonqualified deferred compensation plan based on deferrals

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES and matching contributions made by certain Company employees to a deferred compensation plan maintained by Trinity. Benefits are paid in a lump sum payment at termination of employment or may be paid in installments if the participant retires after age 55. Certain pretermination distributions are also available. Contributions to the nonqualified deferred compensation plan are not deductible by the Company for federal income tax purposes until benefits are paid to participants. The Company has established a grantor trust under the plan, and the assets of the trust are considered part of the general assets of the Company. Expenses related to this plan approximated $0.3 million in 1999.

13. Income Taxes

  For the year ended March 31, 1997, the Company was included in the consolidated federal income tax return of Trinity. Trinity allocated income taxes to the Company in amounts approximating income taxes that the Company would have been obligated to pay on a separate tax return basis. The Company and Trinity entered into a tax allocation agreement under which the Company and Trinity have agreed upon the allocation of certain tax liabilities and related matters for those periods.

  The significant components of the provision (benefit) for income taxes follow:

                                                        Year Ended March 31,
                                                       -------------------------
                                                        1999     1998     1997
                                                       -------  -------  -------
                                                           (in thousands)
      Current:
        Federal....................................... $(3,824) $ 9,167  $ 3,440
        State.........................................     387    1,086    1,685
                                                       -------  -------  -------
                                                        (3,437)  10,253    5,125
      Deferred:
        Federal.......................................   2,493     (970)   4,771
        State.........................................     (73)     (86)     991
                                                       -------  -------  -------
                                                         2,420   (1,056)   5,762
                                                       -------  -------  -------
          Total....................................... $(1,017) $ 9,197  $10,887
                                                       =======  =======  =======

  Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax purposes. The components of deferred tax liabilities and assets follow:

                                                                    March 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
      Deferred tax liabilities:
        Depreciation and amortization............................ $8,431 $8,517
        Pensions and other benefits..............................    727    757
        Other ...................................................  1,227     26
                                                                  ------ ------
          Total deferred tax liabilities......................... 10,385  9,300
                                                                  ------ ------
      Deferred tax assets:
        Long-term contracts......................................    487  1,439
        Reserve for unpaid insurance and other claims............    453    836
                                                                  ------ ------
          Total deferred tax assets..............................    940  2,275
                                                                  ------ ------
      Net deferred tax liability................................. $9,445 $7,025
                                                                  ====== ======

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

  A reconciliation between the effective tax rate and the statutory tax rate is as follows:

                                                            Year Ended March
                                                                  31,
                                                            -------------------
                                                            1999    1998   1997
                                                            -----   -----  ----
      Statutory rate.......................................  35.0%   35.0% 35.0%
      Loss from foreign joint venture...................... (22.5)     --    --
      Refund of taxes paid to former parent company........  (7.3)     --    --
      Research and experimentation tax credits............. (22.3)  (11.0)   --
      Nondeductible goodwill amortization..................   9.3     6.3    --
      State taxes, net of federal benefit..................   1.5     2.2   4.1
      Other................................................  (2.0)   (3.5)  1.2
                                                            -----   -----  ----
      Effective tax rate...................................  (8.3)%  29.0% 40.3%
                                                            =====   =====  ====

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

  Subsequent to September 30, 1996, the Company obtained its own contract bid and performance bonds, letters of credit and similar obligations in connection with its business. As of March 31, 1999 and 1998, the total of all outstanding performance obligations was approximately $228 million and $38 million, respectively.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

16. Supplementary Unaudited Quarterly Data

                                             First    Second   Third     Fourth
                                            Quarter  Quarter  Quarter   Quarter
                                            -------- -------- --------  --------
                                              (in thousands, except per share
                                                           data)
Year ended March 31, 1999:
  Contract revenue earned.................. $209,775 $270,782 $279,246  $238,346
  Gross profit............................. $ 25,739 $ 29,853 $ 11,539  $ 18,887
  Net income (loss)........................ $  6,128 $  6,685 $   (972) $  1,491
  Net income (loss) per share.............. $   0.21 $   0.23 $  (0.03) $   0.05
  Net income (loss) per share, diluted..... $   0.21 $   0.23 $  (0.03) $   0.05
Year ended March 31, 1998:
  Contract revenue earned.................. $149,069 $151,198 $180,569  $189,402
  Gross profit............................. $ 18,565 $ 21,653 $ 26,559  $ 13,882
  Net income............................... $  5,411 $  7,812 $  8,755  $    538
  Net income per share..................... $   0.20 $   0.28 $   0.31  $   0.02
  Net income per share, diluted............ $   0.19 $   0.27 $   0.29  $   0.02
Year ended March 31, 1997:
  Contract revenue earned.................. $ 85,981 $ 94,457 $112,496  $113,863
  Gross profit............................. $ 11,286 $ 12,779 $ 12,558  $ 14,965
  Net income............................... $  3,342 $  3,871 $  4,192  $  4,711
  Net income per share..................... $   0.12 $   0.14 $   0.15  $   0.17
  Net income per share, diluted............ $   0.12 $   0.14 $   0.15  $   0.17

17. Subsequent Event

  On June 1, 1999, the Company and Friede Goldman International Inc., a Mississippi corporation ("Friede Goldman"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company will merge with and into Friede Goldman (the "Merger") and upon consummation of the Merger, Friede Goldman will be the surviving corporation. As of the effective date of the Merger, each outstanding share of common stock, par value $0.01 per share, of the Company, other than shares held in the Company's treasury or owned by Friede Goldman or any wholly owned subsidiary of Friede Goldman, will be converted into the right to receive
0.4614 of a share of common stock, par value $0.01 per share, of Friede Goldman ("Friede Goldman Common Stock").

  Consummation of the Merger is subject to various conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Merger by the stockholders of the Company and of Friede Goldman.

  Concurrently with the execution and delivery of the Merger Agreement, the Company entered into a Voting and Proxy Agreement (the "Voting and Proxy Agreement") with J.L. Holloway, the Chairman and Chief Executive Officer of Friede Goldman. Under the Voting and Proxy Agreement, Mr. Holloway agreed to vote the shares of Friede Goldman Common Stock owned (beneficially or otherwise) by him in favor of the Merger. Mr. Holloway owns approximately 42% of the outstanding Friede Goldman Common Stock. In addition, Mr. Holloway entered into a Stockholder's Agreement with Friede Goldman (the "Stockholder's Agreement") pursuant to which Mr. Holloway agreed to certain limits following the Merger on (i) his acquisition or disposition of shares of Friede Goldman Common Stock and (ii) the voting of such shares. Mr. Holloway also agreed to resign as Chairman and Chief Executive Officer of Friede Goldman on the second anniversary of completion of the Merger and to support the election of John Dane III, the current Chairman and Chief Executive Officer of the Company, as his successor.

Item 9: Changes in and disagreements with accountant on accounting and financial disclosure.

  None

                                   PART III

Item 10: Directors and Executive Officers

  Information concerning Directors and Executive Officers is incorporated by reference from the Proxy Statement for the annual Meeting of Stockholders to be held August 10, 1999.

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

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Exhibits

 Exhibit
 Number  Description
 ------- -----------
 10.1*   Form of Amended and Restated Revolving Credit Agreement, effective
         April 23, 1999, by and among Halter Marine Group, Inc., as Borrower,
         Whitney National Bank, as Administrative and Collateral Agent,
         BankBoston, N.A., as Syndication Agent, The First National Bank of
         Chicago, as Documentation Agent, and other banks named therein.

 10.2**  Agreement and Plan of Merger, dated as of June 1, 1999, between Halter
         Marine Group, Inc. and Friede Goldman International Inc.

 10.3**  Voting and Proxy Agreement, dated as of June 1, 1999, between Halter
         Marine Group, Inc. and
         J. L. Holloway

 21*     Subsidiaries of the Company

 23*     Consent of Ernst & Young LLP

 27*     Financial Data Schedule

--------
 * Filed herewith
** Incorporated by reference to exhibits to Form 8-K filed June 3, 1999 with the Securities and Exchange Commission

  (b) Financial Statement Schedules

  Copies of Consolidated Financial Statements are included within Form 10-K and are incorporated herein by reference (See Index To Consolidated Financial Statements at page 25 of Form 10-K).

  Financial Statement Schedules other than the Financial Statements have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

  (c) Reports on Form 8-K

  The following Form 8-K was filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1999 on the date indicated:

  1. Announcement regarding the amendment of an earlier earnings outlook for the third quarter of fiscal 1999 filed on January 20, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HALTER MARINE GROUP, INC.


                                          By:       /s/ John Dane III
                                              ---------------------------------
                                                      John Dane III
                                                 Chairman, President and
                                                 Chief Executive Officer

Date: June 29, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                      Title                   Date

   /s/     John Dane III             Chairman, President,      June 29, 1999
-----------------------------------   and Chief Executive
           John Dane III              Officer


   /s/     Rick S. Rees              Executive Vice            June 29, 1999
-----------------------------------   President, Chief
           Rick S. Rees               Financial Officer and
                                      Director

   /s/  Angus R. Cooper II           Director                  June 29, 1999
-----------------------------------
        Angus R. Cooper II


   /s/     Barry J. Galt             Director                  June 29, 1999
-----------------------------------
           Barry J. Galt


   /s/   Kenneth W. Lewis            Director                  June 29, 1999
-----------------------------------
         Kenneth W. Lewis