Form 10-Q
period 1999-06-30
HALTER MARINE GROUP INC
filed 1999-08-13
CIK 1017646

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended June 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from to

                        Commission file number 33-6967

                           HALTER MARINE GROUP, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 75-2656828
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)


    13085 Industrial Seaway Road,                         39503
     Gulfport, Mississippi 39503                       (Zip Code)
   (Address of principal executive
              offices)

       Registrant's Telephone Number, Including Area Code: (228)896-0029

   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report

                                Not Applicable

  Indicate by check mark whether the registrant:(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 28,856,661 as of July 31, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                           June 30,   March 31,
                                                             1999       1999
                         ASSETS                           ----------- ---------
                                                          (Unaudited) (Audited)
Current Assets:
  Cash and cash equivalents..............................  $  1,552   $  3,927
  Contract receivables ..................................   151,372    117,376
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................   138,520    146,313
  Inventories............................................    26,299     33,501
  Other current assets...................................    11,315     11,408
                                                           --------   --------
    Total current assets.................................   329,058    312,525
Property, plant and equipment, net.......................   168,509    170,972
Excess of cost over net assets acquired, net.............    98,619     99,977
Other assets ............................................     8,078      8,306
                                                           --------   --------
                                                           $604,264   $591,780
                                                           ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities...............  $ 83,374   $ 85,529
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.................................    80,412     89,243
  Notes payable and current portion of long-term debt....     1,818      2,839
                                                           --------   --------
    Total current liabilities............................   165,604    177,611
Long-term debt, less current portion.....................   260,258    239,727
Deferred income taxes ...................................    11,482      9,445
Other noncurrent liabilities.............................        48         48
                                                           --------   --------
    Total liabilities....................................   437,392    426,831
Stockholders' equity:
  Common stock...........................................       288        288
  Additional paid-in capital ............................   119,910    119,910
  Retained earnings......................................    46,674     44,751
                                                           --------   --------
    Total stockholders' equity...........................   166,872    164,949
                                                           --------   --------
                                                           $604,264   $591,780
                                                           ========   ========

          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                  (Unaudited)

                    (in thousands, except per share amounts)

                                                              Three Months
                                                             Ended June 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Contract revenue earned.................................... $192,127  $209,775
Cost of revenue earned ....................................  172,002   184,036
                                                            --------  --------
  Gross profit.............................................   20,125    25,739
Selling, general and administrative expenses...............   13,340    13,960
Amortization of excess of cost over net assets acquired....    1,358     1,371
                                                            --------  --------
  Operating income.........................................    5,427    10,408
Other (income) expenses:
  Interest expense, net....................................    2,972     1,688
  Other, net...............................................     (292)      (34)
                                                            --------  --------
                                                               2,680     1,654
                                                            --------  --------
Income before income taxes.................................    2,747     8,754
Provision for income taxes.................................      824     2,626
                                                            --------  --------
Net income ................................................ $  1,923  $  6,128
                                                            ========  ========
Net income per share....................................... $   0.07  $   0.21
                                                            ========  ========
Net income per share, diluted.............................. $   0.07  $   0.21
                                                            ========  ========
Weighted average shares outstanding:
  Basic....................................................   28,857    28,823
  Diluted..................................................   28,860    29,527


          See accompanying notes to consolidated financial statements.

                   HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (in thousands)

                                                               Three months
                                                              Ended June 30,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Net cash provided (required) by operating activities........ $(18,123) $ 18,272
Investing activities:
  Capital expenditures......................................   (3,762)  (30,866)
                                                             --------  --------
    Net cash required by investing activities...............   (3,762)  (30,866)
                                                             --------  --------
Financing activities:
  Net proceeds from sale and issuance of stock..............       --        22
  Principal payments on debt................................   (1,040)       --
  Net borrowings (repayments) under line of credit..........   20,550      (722)
                                                             --------  --------
    Net cash provided (required) by financing activities....   19,510      (700)
                                                             --------  --------
Net decrease in cash and cash equivalents...................   (2,375)  (13,294)
Cash and cash equivalents at beginning of year..............    3,927    51,146
                                                             --------  --------
Cash and cash equivalents at end of period ................. $  1,552  $ 37,852
                                                             ========  ========



          See accompanying notes to consolidated financial statements.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                                 JUNE 30, 1999

1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2000. The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Halter Marine Group, Inc. and Subsidiaries' Form 10-K for the year ended March 31, 1999.

2. Segment Information

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

                                           Three Months Ended June 30, 1999
                                         -------------------------------------
                                                           Engineered
                                         Vessels    Rigs    Products   Total
                                         --------  ------- ---------- --------
                                                    (in thousands)
Operations:
Contract revenue earned................  $107,674  $60,729  $23,724   $192,127
Cost of revenue earned.................    97,711   54,347   19,944    172,002
                                         --------  -------  -------   --------
  Gross profit.........................     9,963    6,382    3,780     20,125
Selling, general and administrative
 expenses..............................     8,674    2,683    1,983     13,340
Amortization of excess of cost over net
 assets acquired.......................       108      450      800      1,358
Other, net.............................      (277)      --      (15)      (292)
                                         --------  -------  -------   --------
  Income before interest and income
   taxes...............................  $  1,458  $ 3,249  $ 1,012   $  5,719
                                         ========  =======  =======   ========

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 JUNE 30, 1999


                                           Three Months Ended June 30, 1998
                                         -------------------------------------
                                                           Engineered
                                         Vessels    Rigs    Products   Total
                                         --------  ------- ---------- --------
                                                    (in thousands)
Operations:
Contract revenue earned................  $127,750  $49,755  $32,270   $209,775
Cost of revenue earned.................   118,914   38,164   26,958    184,036
                                         --------  -------  -------   --------
  Gross profit.........................     8,836   11,591    5,312     25,739
Selling, general and administrative
 expenses..............................     8,824    2,658    2,478     13,960
Amortization of excess of cost over net
 assets acquired.......................       201      618      552      1,371
Other, net.............................       (14)      --      (20)       (34)
                                         --------  -------  -------   --------
  Income (loss) before interest and
   income taxes........................  $   (175) $ 8,315  $ 2,302   $ 10,442
                                         ========  =======  =======   ========

  Certain other financial information of the Company by segment is set forth below.

                                          Three Months Ended June 30, 1999
                                     ------------------------------------------
                                                    Engineered
                                     Vessels  Rigs   Products  Corporate Total
                                     ------- ------ ---------- --------- ------
                                                   (in thousands)
Other financial Information:
Depreciation and amortization
 expense:
  Included in cost of revenue
   earned........................... $3,413  $1,004    $176      $ --    $4,593
  Included in selling, general and
   administrative expenses..........    376     510     811        --     1,697
  Included in interest expense......     --      --      --       210       210
                                     ------  ------    ----      ----    ------
                                     $3,789  $1,514    $987      $210    $6,500
                                     ======  ======    ====      ====    ======

                                          Three Months Ended June 30, 1998
                                     ------------------------------------------
                                                    Engineered
                                     Vessels  Rigs   Products  Corporate Total
                                     ------- ------ ---------- --------- ------
                                                   (in thousands)
Other financial Information:
Depreciation and amortization
 expense:
  Included in cost of revenue
   earned........................... $3,056  $  577    $182      $ --    $3,815
  Included in selling, general and
   administrative expenses..........    440     664     569        --     1,673
  Included in interest expense......     --      --      --       212       212
                                     ------  ------    ----      ----    ------
                                     $3,496  $1,241    $751      $212    $5,700
                                     ======  ======    ====      ====    ======

  For consolidation purposes, all interest and income taxes are allocated to corporate operations. Intersegment revenues are not material to the consolidated revenue of the Company.

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 JUNE 30, 1999


  Total assets and capital expenditures of the Company by segment are set forth below.

                                               Engineered
                             Vessels    Rigs    Products  Adjustments  Total
                             -------- -------- ---------- ----------- --------
                                               (in thousands)
Total assets:
As of June 30, 1999......... $359,261 $114,558  $109,921    $20,524   $604,264
                             ======== ========  ========    =======   ========
As of March 31, 1999........ $347,328 $120,797  $109,724    $ 2,622   $591,780
                             ======== ========  ========    =======   ========
Capital expenditures for
 three months ended:
June 30, 1999............... $  3,004 $    653  $    105    $    --   $  3,762
                             ======== ========  ========    =======   ========
June 30, 1998............... $ 10,276 $ 18,719  $  1,871    $    --   $ 30,866
                             ======== ========  ========    =======   ========

  For consolidation purposes, certain cash and cash equivalent balances are allocated to corporate and are included along with other accounting eliminations and adjustments in the Adjustments column.

3. Reconciliation of Net Income Per Share

  The following table sets forth the computation of basic and diluted net income per share:

                                                                 Three Months
                                                                     Ended
                                                                   June 30,
                                                                 -------------
                                                                  1999   1998
                                                                 ------ ------
                                                                      (in
                                                                  thousands,
                                                                  except per
                                                                  share data)
Numerator:
Net income...................................................... $1,923 $6,128
                                                                 ====== ======
Numerator for net income per share, diluted .................... $1,923 $6,128
                                                                 ====== ======

Denominator:
Denominator for net income per share--weighted average shares outstanding.................................................... 28,857 28,823
Effect of dilutive securities:
  Stock Options.................................................      3    704
                                                                 ------ ------
Denominator for net income per share, diluted................... 28,860 29,527
                                                                 ====== ======
Net income per share............................................ $ 0.07 $ 0.21
                                                                 ====== ======
Net income per share, diluted................................... $ 0.07 $ 0.21
                                                                 ====== ======

                  HALTER MARINE GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 JUNE 30, 1999


4. Proposed Merger

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

 Financial Condition

  The increase in balance sheet accounts at June 30, 1999 compared to March 31, 1999 was primarily attributable to an increase in contract receivables. Available cash balances and cash flow from borrowings under the Company's revolving credit facility were used to support this increase. For further information, refer to the discussion in the "Liquidity and Sources of Capital" section on page 11.

 Results of Operations

  The following tables set forth certain statement of income information as a percentage of the Company's revenue for the periods indicated:

                                                  Three Months Ended June 30,
                                                 -----------------------------
                                                      1999           1998
                                                 -------------- --------------
                                                 Amount Percent Amount Percent
                                                 ------ ------- ------ -------
      Contract revenue earned by business
       segment:
        Vessels................................  $107.7   56.1% $127.8   60.9%
        Rigs...................................    60.7   31.6    49.7   23.7
        Engineered Products....................    23.7   12.3    32.3   15.4
                                                 ------  -----  ------  -----
                                                 $192.1  100.0% $209.8  100.0%
                                                 ======  =====  ======  =====

                                                  Three Months Ended June 30,
                                                 -----------------------------
                                                      1999           1998
                                                 -------------- --------------
                                                 Amount Percent Amount Percent
                                                 ------ ------- ------ -------
      Contract revenue earned by customer type:
       Government: (1)
        Vessels................................  $ 27.8   14.5% $ 38.2   18.2%
       Energy: (2)
        Vessels................................    46.1   24.0    57.7   27.4
        Rigs...................................    60.7   31.6    49.7   23.7
                                                 ------  -----  ------  -----
                                                  106.8   55.6   107.4   51.1
       Commercial: (3)
        Vessels................................    11.9    6.2    12.3    5.9
       Other (4)
        Vessels................................    21.9   11.4    19.6    9.4
        Engineered Products....................    23.7   12.3    32.3   15.4
                                                 ------  -----  ------  -----
                                                   45.6   23.7    51.9   24.8
                                                 ------  -----  ------  -----
                                                 $192.1  100.0% $209.8  100.0%
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

     Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

  Contract revenue decreased 8.4% to $192.1 million for the quarter ended June 30, 1999 compared with $209.8 million for the quarter ended June 30, 1998. Of the $17.7 million decrease, $20.1 million was attributable to the Vessels segment and $8.6 was attributable to the Engineered Products segment. These decreases were offset by a $11.0 million increase in revenue generated by the Rigs segment. The decline in revenue in the Vessels and Engineered Products segments occurred as fiscal 1999 included several contracts which were reaching final stages of completion and were not replaced in fiscal 2000. Revenue generated by the Rigs segment increased as fiscal 2000 included revenue from new contracts for the construction of two semi-submersible drilling rigs and one jack-up drilling rig.

  The decline in government revenue within the Vessels segment occurred as fiscal 1999 included revenue from a contract for a ferry that was being constructed for the State of Alaska. Revenue generated from the energy customer group remained flat as the increase in energy revenue generated by the Rigs segment, as described above, was offset by a decrease in revenue generated by the Vessels segment as fiscal 1999 included revenue from several offshore support vessels which were completed during that fiscal year. Growth in revenue within the "other" customer group was attributable to increased vessel repair activity.

  The gross profit margin decreased to 10.5% for the first quarter of fiscal 2000 compared to 12.3% for the first quarter of fiscal 1999 primarily as a result of a decline in the gross margin experienced in the Rigs segment. The Rigs segment gross margin declined principally because the current quarter includes approximately $25.1 million in revenue associated with contracts for two semi-submersible rigs and one jack-up drilling rig on which no gross profit was recognized.

  Gross profit margins, by segment , for the first quarter of fiscal 2000 were: Vessels, 9.3%; Rigs, 10.5%; and Engineered Products, 15.9% Gross profit margins, by segment, for the first quarter of fiscal 1999 were: Vessels, 6.9%; Rigs, 23.3%; and Engineered Products, 16.5%.

  Selling, general and administrative expenses decreased $0.6 million to $13.3 million in the first quarter of fiscal 2000, or 6.9% of revenue compared to $13.9 million or 6.7% of revenue for the same quarter last year. The decrease is a result of steps taken by management to reduce levels of selling, general and administrative spending. Decreases were experienced throughout most expense categories, none of which were individually significant.

  Amortization of excess of cost over net assets acquired of $1.4 million for the first quarter of fiscal 2000 remained flat compared to $1.4 million for the same period last year.

  Interest expense, net of interest income, increased $1.3 million to $3.0 million for the first quarter of fiscal 2000 compared to $1.7 million for the first quarter of fiscal 1999 primarily as a result of increased borrowings under the Company's revolving credit agreement.

  Income before income taxes decreased $6.1 million or 69.0% to $2.7 million for the three months ended June 30, 1999 compared to $8.8 million for the same period last year. The decrease was a result of a decline in gross profit margin as well as an increase in interest expense. The Company does not expect its gross margin to improve significantly during fiscal 2000, principally because its Rigs segment contains several contracts on which it expects to earn minimal gross profit. The Company expects the increase in interest expense to continue during fiscal 2000 as compared to the prior fiscal year principally due to increased borrowings under the Company's revolving credit facility.

  The effective tax rate for the first quarter of fiscal 2000 was 30% compared to 30% for the same period last year as the Company. The effective tax rate continues to reflect the anticipated benefit of tax credits for the Company's research and development activities.

  The Company's construction backlog of $535.4 million at June 30, 1999 decreased 18.4% compared to $656.0 million at March 31, 1999 and 45.8% compared to $987.8 million at June 30, 1998.

  Backlog consisted of the following as of June 30, 1999:

                                                              Engineered
                                               Vessels  Rigs   Products  Total
                                               ------- ------ ---------- ------
      Backlog by customer type:
        Energy................................ $ 80.6  $239.9   $  --    $320.5
        Government............................  103.4      --      --     103.4
        Commercial............................   37.1      --      --      37.1
        Other.................................   17.3      --    57.1      74.4
                                               ------  ------   -----    ------
                                               $238.4  $239.9   $57.1    $535.4
                                               ======  ======   =====    ======

 Liquidity and Sources of Capital

  The Company's principal needs for capital for the three month period ended June 30,1999 resulted primarily from the funding of the Company's ongoing operations and capital expenditures. The Company's principal sources of liquidity during the current quarter were cash balances and borrowings from the Company's revolving credit facility. Cash flows from these sources were $3.9 million from cash and cash equivalent balances at the beginning of the period and $20.1 million from the revolving credit facility. The Company believes that cash flows from operations, cash on hand, and funds available under the revolving credit facility will be sufficient to fund its requirements for working capital, capital expenditures, acquisitions and other capital needs for at least the next twelve months. As of June 30, 1999, availability under the revolving credit facility was $25.5 million.

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

  Assessment, remediation, testing and implementation measures are currently underway in the area of external agents. These phases are expected to be completed by September 1999. Beginning in August 1998, the Company developed purchasing guidelines designed to limit the Company's liability for Year 2000 non-compliant products provided by suppliers that are either used by the Company or installed in its products. The Company has circulated Year 2000 questionnaires among its major vendors giving them the opportunity to inform the Company of their efforts to become Year 2000 compliant. As of this report date, the Company has experienced a response rate from its major vendors of approximately 41%, none of which have indicated situations of Year 2000 non-compliance which the Company believes would materially affect its operations In the event of non-responses, the Company has developed a list of Year 2000 compliant strategic vendors that it expects to be available to replace the vendors that do not offer an adequate level of assurance that they will be Year 2000 compliant. The Company has substantially completed an assessment of its exposure to failure to deliver products or services to its customers by reviewing components and systems of products scheduled for delivery through the year 2000. This assessment includes evaluation of the terms and conditions of purchases of equipment and supplies necessary to deliver its products and services to determine if they are compliant with the previously mentioned purchasing guidelines. Remediation, testing, and implementation in this area is expected to be completed in September 1999. Based upon its procedures to date, the Company does not anticipate significant exposure related to its vendors, customers, or other third parties.

  The Company has already begun implementing certain measures to alter, validate or replace time-sensitive software prior to any anticipated material impact on its computerized information systems and equipment. Costs of addressing potential problems have not been material to date and are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

  Management believes it has an effective program in place to resolve Year 2000 issues in a timely manner. The Company expects to complete all phases of its Year 2000 review by September 1999; although the Company will continuously take steps to reaffirm Year 2000 compliance in the areas of information technology, production processes and systems, and external agents. The Company is still in the process of reviewing machinery and equipment used to manufacture products. In the unlikely event that the Company is unable to remediate potential problems, if any, with this equipment, the Company may be unable to manufacture products on a timely basis. Disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The Company could be subject to litigation for computer systems installed in its products. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

  The Company is in the process of developing a contingency plan in the unlikely event that material Year 2000 situations arise. The Company expects to have completed this plan by September 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  The Company is exposed to market risks, primarily changes in interest rates in the United States. The Company has not used derivative financial instruments to manage its interest rate risk or engage in speculative transactions. The fair value of the Company's outstanding debt instruments has not changed materially since March 31, 1999.

                                    PART II
                             FINANCIAL INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  At the Company's Annual Meeting of Stockholders, held on August 10, 1999, Messrs. Angus R. Cooper, II and Burt H. Keenan were elected as directors of the Company to hold office until the Annual Meeting of Stockholders in the year 2002.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

     27.1 Financial Data Schedule

  (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended June 30, 1999.

   Date of
    Report                      Item Number and Subject Matter
   -------                      ------------------------------
 May 28, 1999 Item 5 reporting a press release confirming that the Company is engaged in discussions with a company involved in the oilfield service industry regarding a possible stock-for-stock business combination.

 June 2, 1999 Item 5 reporting a joint press release with Friede Goldman
              International, Inc. announcing that the two companies have signed a definitive agreement to enter into a strategic combination.

 June 3, 1999 Item 5 reporting a press release announcing that the Company and
              Friede Goldman International, Inc., entered into an Agreement and
              Plan of Merger pursuant to which the Company will merge with and into Friede Goldman, and, upon consummation of the merger, Friede
              Goldman will be the surviving corporation.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HALTER MARINE GROUP, INC.

                                                    /s/ Rick S. Rees
                                          By:__________________________________
                                             Rick S. Rees
                                             Executive Vice-President
                                             As a Duly Authorized Officer and
                                             Chief Financial Officer

Date: August 13, 1999